Form 10QSB
period 2005-02-28
Arch Management Services Inc.
filed 2005-04-13
CIK 1307701

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934 FOR THE QUARTERLY
PERIOD ENDED FEBRUARY 28, 2005

OR

[   ]	Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the transition period from to

Commission file number: 333-121356

ARCH MANAGEMENT SERVICES INC.
(Exact name of registrant as specified in its charter)

Nevada
(State of other jurisdiction of incorporation or organization)

84-1665042
(IRS Employer Identification Number)

4-2341 West Broadway
Vancouver, British Columbia
V6K 2E6   Canada
(Address of principal executive offices)

(604) 603-5693
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ x ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

April 13, 2005: 4,000,000 common shares outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes [   ]     No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARCH MANAGEMENT SERVICES INC.
(A Development Stage Company)
BALANCE SHEET
February 28, 2005
(Unaudited)


ASSETS

Cash                                         $   318
Deferred offering costs                       20,000

   Total Assets	                             $ 20,318

LIABILITIES AND STOCKHOLDERS' DEFICIT

   Accounts payable                         $ 20,000
   Accrued liabilities                           194
   Loan payable to related party               4,193

Total Liabilities                             24,387


STOCKHOLDERS' DEFICIT

Common stock: 100,000,000 shares authorized
at $0.001 par value; 4,000,000 shares issued
and outstanding                                4,000
Paid-in capital	                              (3,600)
Deficit accumulated during development stage  (4,469)

Total Stockholders' Deficit                   (4,069)

Total Liabilities & Stockholders' Deficit    $ 20,318

ARCH MANAGEMENT SERVICES INC.
(Development Stage Company)
STATEMENT OF EXPENSES
Three Months Ended February 28, 2005 and Period from
September 9, 2004, (Inception) through February 28, 2005
(Unaudited)


                                    3 months ended      Inception to
                                    February 28, 2005   February 28, 2005
General & administrative expenses   $ 2,417             $ 4,275
Interest expense                        194                 194

Net Loss                            $(2,611)            $(4,469)



Basic and diluted net loss per
 common share                       $  (.00)
Weighted average common shares
 outstanding                       4,000,000

ARCH MANAGEMENT SERVICES INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Three Months ended February 28, 2005 and Period from
September 9, 2004, (Inception) through February 28, 2005
(Unaudited)

                                        3 months ended    Inception to
                                        February 28,      February 28,
                                        2005              2005
CASH FLOWS FROM OPERATING
ACTIVITIES

Net loss                                 $(2,611)          $(4,469)
  Adjustments to reconcile net loss
   to net cash used in operating
   activities:
Accrued liabilities                          194               194


NET CASH USED IN OPERATING
ACTIVITIES	                          (2,417)           (4,275)

CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds from issuance of common stock        -                400
Proceeds from loans payable to related
 party                                     2,380             4,193

NET CASH PROVIDED BY FINANCING
ACTIVITIES	                           2,380             4,593

NET CHANGE IN CASH                           (37)              318

Cash balance, beginning of period            355                 -

Cash balance, ending of period            $  318             $ 318

ARCH MANAGEMENT SERVICES INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Arch Management Services Inc. ("Arch"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Arch's Form SB-2. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2004, as reported in the Form SB-2, have been omitted.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the period ended February 28, 2005. This quarterly report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

The Company was incorporated in the State of Nevada on September 9, 2004. The Company is in the development stage of its business of management of business affairs and promotion of business interests of actors and entertainers. The Company owns a website through which it intends to promote its services.

The Company is in the development stage and will continue to be in the development stage until the Company generates significant revenue from its business operations. To date, the Company has not generated any revenues. At February 28, 2005, the Company has nominal cash on hand and will be dependent upon raising capital through the sale of its common stock to maintain its existence and finance operating losses for the foreseeable future. Management intends to offer for sale additional common stock, however, there is no assurance that it will be successful in raising funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. In a development stage company, management devotes most of its activities to developing a market for its business. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its ability to secure market acceptance of its business plan and to generate significant revenue. There is no guarantee that the Company will be able to complete any of the above objectives and attain profitability. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.
The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

On March 14, 2005, the Securities and Exchange Commission issued an order declaring the Company's SB-2 Registration Statement effective pursuant to section 8(a) of the Securities Act of 1933, as amended. Thereafter, the Company commenced offering its stock for sale to the public at a price of $0.10 per share with a no minimum, 2,000,000 maximum shares to be sold and issued. As of the date of filing this 10-QSB, the Company's offering remains open.

We are a start-up stage corporation and have not commenced operations nor generated or realized any revenues from our business operations. Our auditors have issued a going concern opinion. This means that our auditors believe that there is substantial doubt as to whether we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until after we complete our offering and thereafter complete publication and distribution of our marketing/promotional material and attract clientele. Consequently, we will need to raise cash from sources other than operations. Our only other source of cash at this time is investments by others in our company. We must raise cash to implement our business plan and commence operations.

Even if we raise the maximum amount of money in our offering, we are not certain as to how long the money raised will satisfy our needs. However, we do believe that funds raised will last for at least 10 to 12 months. Except for commencing with development of our website, we do not expect to begin operations until after we have completed our offering. We believe that we will be able to raise enough money through our offering to commence operations but we cannot guarantee that, once operations commence, we will remain in business. Should our cash requirements exceed our revenues, if any, then we will have to raise additional funds in order to continue operations of our business. Thus, it is possible that we will need to raise additional funds during the next twelve months otherwise our business may fail. Presently, we have not made any arrangements to raise additional cash, other than through our initial offering.

If we need additional cash and cannot raise it then we will either have to suspend operations until we do raise the cash or cease operations entirely. If we raise the maximum amount of funds through our offering, then we believe that the funds will allow us to operate for approximately 10 to 12 months. If we need additional funds, then we will need to find alternative sources, such as a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. Other than as described in this paragraph, we have no other financing plans.

Plan of Operation

The following plan of operation should be read in conjunction with our unaudited consolidated financial statements and the notes thereto.

Assuming we raise the maximum amount in our initial public offering (i.e., $200,000), then we believe that we can satisfy our cash requirements during the next 10 to 12 months. During the next 10 to 12 months, we anticipate securing actors and entertainers under contract with the Company for the purpose of managing their business affairs and promoting their business interests. We do not expect to conduct product research and/or development;
purchase or sell plant or significant equipment; nor significantly change the number of our employees during the next 12 months. Upon completion of our public offering, our specific goals are to manage the business affairs of actors and entertainers including, but not limited to, representing and negotiating work related contracts; rendering advice regarding management of revenue and expenses; arranging for accounting, legal, and investment representatives; arranging business and personal appointments; and promoting the business interests of actors and entertainers.

We intend to accomplish the foregoing through the following milestones:

1. Complete our public offering. We believe that we will raise sufficient capital necessary to commence operations. We anticipate that this could take up to 180 days from March 14, 2005, the date that the Securities and Exchange Commission declared our registration statement effective. We will not begin operations until after we have closed this offering although we expect to commence development of our website. We intend to give full effort in raising the maximum amount in our initial public offering.

2. After completing our offering, we expect to complete development of our website within 90 days and completion and commencement of implementation of our marketing/promotional strategy.

3. Our business strategy involves managing the business affairs of actors and entertainers. We expect our management to include, but not be limited to, representing and negotiating work related contracts; rendering advice regarding management of revenue and expenses; arranging for accounting, legal, and investment representatives; and arranging business and personal appointments.
As well, we anticipate undertaking promotion of the business interests of actors and entertainers which will involve Mr. Johnson, our president, identifying, pursuing, and securing acting/entertainment opportunities for the Company's clients and promoting the best interests of each client's career. Management will remain flexible with its business strategy and expand its services where this is in the best interests of its clients and assuming that management has the capability to expand.

We believe that success in our industry is primarily determined by skills and experience in the fields of management; promotion; knowledge of the entertainment industry; physical location of the individuals operating the company; and access to funds for the purpose of operating the business. We are a development stage company comprised of two officers/directors who, together, have a certain amount of experience in the fields of business, management, marketing, and a certain degree of knowledge of the entertainment industry. Only one of these officers/directors, being Mr. Johnson, our president, has experience in, and knowledge of, the entertainment industry. Mr. Johnson has been directly involved, in one or more capacities, with the entertainment industry for the past 7 years having appeared in more than 300 feature films and television series.

However, despite the background of our officers/directors, there is no assurance that we will be able to establish our own niche and thereafter maintain a competitive position against current and future competitors, especially those who have longer operating histories, more experienced management, stronger marketing resources, and/or more contacts within the entertainment industry. In addition, our competitors likely have more financial resources than us as we do not have funds required to commence operations of our business and there is no guarantee that we will ever have funds that will allow us to commence operations. Finally, with the company's principal office being located in Vancouver, Canada, we are likely at a disadvantage when compared to our competitors. Although Vancouver has an active film industry, competitor's located in Los Angeles or New York, to name a few cities, are better positioned to access a deeper pool of entertainers who may be potential clients.

As of the date of filing this 10-QSB, we have not secured any actors/entertainers under contract to the Company nor have we commenced with provision of any management/consulting services.

4. Our target market will include all actors/entertainers working in the North American film and television industry. We will rely upon Mr. Johnson, our president, to further cultivate and expand his contacts within the acting/entertainment industry for the purpose of attracting actors/entertainers to agree to be represented by the company.

We do not need to pursue nor satisfy any special licensing or regulatory requirements before establishing or delivering our intended services other than requisite business licenses.
If new government regulations, laws, or licensing requirements are passed, in any jurisdiction that would cause us to restrict or eliminate delivery of any of our intended services, then our business would suffer. For example, if we were required to obtain a government issued license for the purpose of providing management consulting services, then we could not guarantee that we would qualify for such license. If such a licensing requirement existed, and we were not able to qualify, then our business would suffer. Presently, to the best of our knowledge, no such regulations, laws, or licensing requirements exist or are likely to be implemented in the near future in countries with a democratic political system, that would reasonably be expected to have a material impact on or sales, revenues, or income from our business operations.

5. Initially, our services will be promoted by Mr. Johnson. He will discuss our services with his contacts throughout the acting/entertainment industry. We also anticipate utilizing several other marketing activities in our attempt to make our services known throughout the acting/entertainment industry and attract clientele. These marketing activities will be designed to inform potential clients about the benefits of using our services and will include the following: development and distribution of marketing literature; direct mail and email; participation at industry events; advertising; promotion of our web site; and industry analyst relations.

6. As of the date of this 10-QSB, we cannot state with certainty precisely the number of clients we expect to represent. As of the date of this prospectus, the company has not entered into any agreements with any actors or entertainers. If and when actors/entertainers agree to be represented by us, then our fees for management and consulting services would be charged on a fixed fee or hourly basis depending on the type of work undertaken and the scope of engagement, i.e., specific work undertaken and timeline for completion. It is expected that additional revenue would be generated from a percentage based commission derived from work undertaken in the acting/entertainment industry by our clients.
We expect that the commission fees will range between approximately
10% and 35%.

If we are not able to attract clientele to utilize our services and, consequently, do not generate revenue, then we will have to suspend or cease operations. If we cease operations, then we do not know what we will do and we do not have any plans to do anything else.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are a development stage corporation and have not generated any revenues. We cannot guarantee that we will be successful in our business operations. Nor can we guarantee that we will even commence business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to inflated expenditures. To become profitable and competitive, we have to attract a sufficient number of clientele who are willing to be represented by the Company and on whose behalf we are able to secure work for which financial compensation is paid.

From Inception on September 9, 2004 to February 28, 2005

During the period that we incorporated the company, retained an attorney and an auditor for the purpose of preparing our Registration Statement, and we developed a business plan. We have registered the domain name www.archmanagement.com but have not completed development of this web site. Our loss since the date of inception to February 28, 2005, is $4,469. This sum has been applied primarily to company registration, audit fees and general administrative costs. Our liabilities are $24,387 (i.e., accrued liabilities, outstanding legal fees, and loans advanced to the Company from one of our directors). We have not started our proposed business operations and do not expect to do so until after we have completed our offering. We expect to begin operations after completion of our offering.

Since inception, we have issued 4,000,000 shares of common stock to our two officers and directors for a total of $400.

Liquidity and Capital resources

As of the date of this report, we have yet to generate any revenues from our business operations.

As of February 28, 2005, our total assets were $318 in cash and our total liabilities were $24,387, which is comprised of accrued liabilities, outstanding legal fees, loans advanced to the Company from Nigel Johnson, our president, chief financial officer, principal accounting officer, secretary, and a member of the board of directors, to pay the cost of company registration, accounting fees, filing fees, courier fees, and registering our domain name.

Item 3.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the quarter ended February 28, 2005.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

Part II.  OTHER INFORMATION

Item 2.  Changes in Securities.

We issued 4,000,000 shares of common stock, at an offering price of $0.0001 through a Section 4(2) offering on September 9, 2004. 2,000,000 shares were issued to Nigel Johnson and 2,000,000 shares were issued to Alfred Nutt, our officers and directors. These 4,000,000 shares were issued as restricted stock. This was accounted for as a sale of common stock.

Our SB-2 Registration Statement was declared effective on March 14, 2005, (Commission file no. 333-121356). Subsequent to the effective time and date of the Registration Statement, the Company commenced offering its stock for sale to the public at a price of $0.10 per share with a no minimum, 2,000,000 maximum shares to be sold and issued. The Company's offering remains open as of the date of filing this 10-QSB.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter for which this report is filed.

(b) Exhibits

31.1 - Certification of Principal Executive Officer and Principal
Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 - Certification of Principal Executive Officer and Principal
Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized



                   ARCH MANAGEMENT SERVICES INC.
                            (Registrant)





                   By:/s/ Nigel Johnson
                          Nigel Johnson
                          President, Chief Executive Officer,
                          Chief Financial Officer, Principal
                          Accounting Officer, Secretary, and
                          a member of the Board of Directors



Date:  April 13, 2005