Form 10QSB
period 2005-05-31
Arch Management Services Inc.
filed 2005-07-15
CIK 1307701

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB


[X]	Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD
ENDED MAY 31, 2005

      	OR

[   ]	Transition Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the transition period from        to

Commission file number: 333-121356

ARCH MANAGEMENT SERVICES, INC.
(Exact name of registrant as specified in its charter)

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

Yes [ X ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
July 15, 2005: 5,023,250 common shares outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes [   ]     No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARCH MANAGEMENT SERVICES, INC.
(A Development Stage Company)
BALANCE SHEET
May 31, 2005
(unaudited)



ASSETS

         Cash                                                $100,863


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
          Accounts payable                                   $ 20,000
          Accrued liabilities                                     194
          Loan payable to related party	                        4,193

Total Liabilities                                              24,387


STOCKHOLDERS' DEFICIT

Common stock, $.001 par value, 100,000,000 shares
  authorized, 5,023,250 shares issued and outstanding	        5,023
Paid-in capital	                                              102,475
Deficit accumulated during development stage		      (31,022)

Total Stockholders' Equity                                     76,476

                                                             $100,863

ARCH MANAGEMENT SERVICES, INC.
(A Development Stage Company)
STATEMENT OF EXPENSES
For the Period from September 9, 2004, (Inception)
Through May 31, 2005
(unaudited)



                                                                    Inception
                            Three Months Ended   Six Months Ended   Through
                            May 31,     May 31,  May 31,   May 31,  May 31,
                            2005          2004   2005      2004	    2005


General & administrative   $ 18,903	$  -     $ 21,320  $  -    $30,828
Interest expense                -	   -          194     -        194

Total expenses               18,903        -       21,514     -     31,022


NET LOSS                   $(18,903)    $  -      (21,514)  $ -   $(31,022)



Basic and diluted
 loss per share	               $ (0.00)    $(0.00)  $(0.01)	$(0.00)

Weighted average
 shares outstanding          4,533,902      n/a     4,269,884     n/a

ARCH MANAGEMENT SERVICES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For Period from September 9, 2004, (Inception) through May 31, 2005
(unaudited)


                                                                Inception
                                        Six Months Ended        Through
                                        May 31,   May 31,       May 31,
				        2005	     2004       2005

Cash Flows Used in
   Operating Activities

  Net loss                             $(21,514)     $ -        $(31,022)

  Adjustments to reconcile net income
   to net cash used in
   operating activities:

  Contribution to capital by founders    17,100	       -          24,750

  Changes in:
    Deferred offering costs              20,000        -              -
    Accounts payable                        -          -          20,000
    Accrued liabilities                     194        -             194

  Net Cash Provided by
  Operating Activities                   15,780        -          13,922

Cash Flows Provided by
Financing Activities

  Proceeds from sales of
   common stock                          82,348        -          82,748
  Proceeds from loan                      2,380        -           4,193

  Net cash provided by
   financing activities                  84,728        -          86,941

Net change in cash                      100,508        -         100,863

Cash at beginning of period                 355        -              -

Cash at end of period                   100,863      $ -        $100,863

ARCH MANAGEMENT SERVICES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Arch Management Services, Inc. ("Arch"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Arch's Form SB-2 filing with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2004 as reported in the Form SB-2 filing with the SEC have been omitted.


NOTE 2 - COMMON STOCK

For the six month period ended May 31, 2005, Arch issued 1,023,250 common shares in a public offering at $.10 per share. Net proceeds of $82,348 were raised after $20,000 of offering costs.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the period ended May 31, 2005. This quarterly report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

The Company was incorporated in the State of Nevada on September 9, 2004. The Company is in the development stage of its business of providing management consulting services to individuals working in the acting and entertainment industry. The Company owns a website through which it intends to market its services.

We have been a start-up stage corporation since inception and have not commenced operations nor generated or realized any revenues from our business operations. The ability of the Company to emerge from the development stage with respect to its planned principal operations is dependent upon its ability to secure market acceptance of its business plan and to raise additional funds and/or generate sufficient revenue through operations. There is no guarantee that the Company will be able to complete any of the above objectives and, even if it does accomplish certain objectives, there is no guarantee that the Company will attain profitability. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. In their report letter dated December 2, 2004, our auditors issued a going concern opinion. This means that our auditors believe that there is substantial doubt as to whether we can continue as an on-going business. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company is in the development stage and will continue to be in the development stage until it generates sufficient revenue from its business operations. To date, the Company has not generated any revenues.
Management is currently devoting much of its time to developing a market for its business and considering other avenues of obtaining funds.
At May 31, 2005, the Company had $100,863 in cash and $24,387 in liabilities. In the event that the Company proceeds with implementing its planned activities, then we anticipate that cash reserves will be exhausted within approximately six to eight months if sufficient revenue is not generated during this time.For the company to remain in business for more than six to eight months, we believe that we need to raise additional funds through loans and/or equity financing. If we need additional cash and cannot raise it then we will either have to suspend operations until we do raise the cash or cease operations entirely. If we need additional funds, then we will need to find alternative sources, such as a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. Other than as described in this paragraph, we have no other financing plans and have not made any arrangements to raise additional cash.

Financial Condition, Liquidity and Capital Resources

Since inception on September 9, 2004, the purpose of our Company has been to provide management consulting services to individuals working in the acting and entertainment industry. Our principal capital resources have been acquired through issuance of common stock.

In March 14, 2005, the Securities and Exchange Commission issued an order declaring our SB-2 Registration Statement effective pursuant to section 8(a) of the Securities Act of 1933, as amended.

On May 6, 2005, we completed our public offering by raising $102,348.
We sold 1,023,250 shares of our common stock at an offering price of ten cents per share.

Approval of our common stock for listing on the Over The Counter Bulletin Board with NASD is pending as of the date of this filing. However, there is no guarantee that we will obtain such approval.

At May 31, 2005, we had positive working capital of $76,476 compared to negative working capital of $1,458 at November 30, 2004. This increase in working capital is primarily the result of funds raised through our initial offering.

At May 31, 2005, our Company had total assets of $100,863 consisting of cash, which compares with our Company's total assets at November 30, 2004, of $355 consisting of cash. This change is the result of funds raised through our initial offering.

At May 31, 2005, our Company's total liabilities were $24,387. Our total liabilities at November 30, 2004, were $21,813. This amount represents the balance owing of a related party loan, interest expense, and accounts payable.

Our Company has not had revenues since inception. Until the Company commences business operations, it anticipates surviving with its current cash reserves and if possible, from shareholder loans and/or funding from sales of its securities.

Our Company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

We have not conducted any product research or development. We do not expect to purchase or sell any significant equipment nor do we expect any significant changes in the number of our employees.

Results of Operations

Our Company posted a loss of $18,903 for the three months ending May 31, 2005, and a loss of $21,504 for the six months ending May 31, 2005. The principal components of the loss were administration and professional fees. Operating expenses for the three months ending May 31, 2005, were $18,903, and for the six months ending May 31, 2005, were $21,504, compared to operating expenses of $9,508 for the year ending November 30, 2004.

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

Our management carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the quarter ended May 31, 2005.

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

(b) Exhibits

31 - Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 - Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                             ARCH MANAGEMENT SERVICES, INC.
                             (Registrant)


Date:  July 15, 2005         By:/s/Nigel Johnson
                                   Nigel Johnson
                                   President, Chief Executive Officer,
                                   Chief Financial Officer, Principal
                                   Accounting Officer, Secretary, and a
                                   member of the Board of Directors