Form 10QSB
period 2005-08-31
Arch Management Services Inc.
filed 2005-10-12
CIK 1307701

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB


[X]	Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD
ENDED AUGUST 31, 2005

      	OR

[   ]	Transition Report Pursuant to Section 13 or 15(d) of the
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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes [ X ] No [   ]

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: October 11, 2005:
5,023,250 common shares outstanding.

Transitional Small Business Disclosure Format (Check one):
Yes [   ]     No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      ARCH MANAGEMENT SERVICES, INC.
                      (A Development Stage Company)
                             BALANCE SHEET
                            August 31, 2005
                              (unaudited)


ASSETS

                                              Cash    $62,226

LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities
	  Accrued liabilities                           $290
          Loan payable to related party	               4,193

Total Liabilities                                      4,483


STOCKHOLDERS' EQUITY

  Common stock, $.001 par value, 100,000,000
  shares authorized, 5,023,250 shares issued
  and outstanding                                      5,023
  Additional paid-in capital                         111,025
  Deficit accumulated during development stage       (58,305)

Total Stockholders' Equity                            57,743

Total Liabilities and Stockholders' Equity           $62,226

                       ARCH MANAGEMENT SERVICES, INC.
                       (A Development Stage Company)
                           STATEMENTS OF EXPENSES
             Three Months Ended August 31, 2005, Nine Months ended August 31, 2005, and Period from September 9, 2004,
                     (Inception) through August 31, 2005
                                   (unaudited)




                           Three Months     Nine Months     Inception Through
                              Ended            Ended         August 31, 2005
			  August 31, 2005    August 31, 2005


General & administrative      $  27,187          $ 48,507            $58,015
Interest expense                     96               290                290

  Total expenses                 27,283            48,797              58,305

  NET LOSS                     $(27,283)         $(48,797)           $(58,305)

Basic and diluted
 loss per share	               $  (0.01)         $  (0.01)

Weighted average
 shares outstanding           5,023,250          4,522,839

                          ARCH MANAGEMENT SERVICES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                   Nine Months Ended August 31, 2005 and Period from
                 September 9, 2004, (Inception) through August 31, 2005
                                   (unaudited)


                                        Nine Months Ended   Inception Through
                                        August 31, 2005     August 31, 2005

Cash Flows From
   Operating Activities
  Net loss                              $(48,797)              $(58,305)

  Adjustments to reconcile net loss
   to net cash used in
   operating activities:
    Imputed rent and salary expense       25,650                 33,300
      Changes in:
  Deferred Offering Costs                 20,000                     -
  Accounts payable                       (20,000)                    -
  Accrued liabilities                        290                    290

  Net Cash Used in
  Operating Activities                   (22,857)               (24,715)

Cash Flows From
Financing Activities
  Proceeds from sales of
   common stock                           82,348                 82,748
  Proceeds from loan                       2,380                  4,193

  Net cash provided by
   financing activities                   84,728                 86,941

Net change in cash                        61,871                 62,226

Cash at beginning of period                  355                     -

Cash at end of period                     62,226               $ 62,226

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

NOTE 2 - COMMON STOCK

For the nine month period ended August 31, 2005, Arch issued 1,023,250 common shares in a public offering at $.10 per share. Net proceeds of $82,348 were raised after $20,000 of offering costs.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the period ended August 31, 2005. This quarterly report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

The Company is in the development stage and will continue to be in the development stage until it generates sufficient revenue from its business operations. To date, the Company has not generated any revenues. Management is currently devoting much of its time to developing a market for its business and considering other avenues of obtaining funds. At August 31, 2005, the Company had $62,226 in cash and $4,483 in liabilities. In the event that the Company proceeds with implementing its planned activities, then we anticipate that cash reserves will be exhausted within approximately four to six months if sufficient revenue is not generated during this time. For the company to remain in business for more than four to six months, we believe that we will need to raise additional funds through loans and/or equity financing. If we need additional cash and cannot raise it then we will either have to suspend operations until we do raise the cash or cease operations entirely. If we need additional funds, then we will need to find alternative sources, such as a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. Other than as described in this paragraph, we have no other financing plans and have not made any arrangements to raise additional cash.

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

On July 12, 2005, we received approval of our common stock for listing on the Over The Counter Bulletin Board with NASD under the ticker symbol AMSV.

At August 31, 2005, we had positive working capital of $57,743 compared to negative working capital of $1,458 at November 30, 2004. This increase in working capital is primarily the result of funds raised through our initial offering.

At August 31, 2005, our Company had total assets of $62,226 consisting of cash, which compares with our Company's total assets at November 30, 2004, of $355 consisting of cash. This change is the result of funds raised through our initial offering.

At August 31, 2005, our Company's total liabilities were $4,483. Our total liabilities at November 30, 2004, were $21,813. The amount of $4,483 represents the balance owed on a related party loan and interest expense.

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

Results of Operations

Our Company posted a loss of $27,283 for the three months ending August 31, 2005, and a loss of $48,797 for the nine months ending August 31, 2005.
The principal components of the loss were administration and professional fees. Operating expenses for the three months ending August 31, 2005, were $27,283, and for the nine months ending August 31, 2005, were $48,797, compared to operating expenses of $9,508 for the year ending November
30, 2004.

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

Our management carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the quarter ended August 31, 2005.

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


                               ARCH MANAGEMENT SERVICES, INC.

                               (Registrant)


Date:  October 12, 2005       By: /s/Nigel Johnson
                                     Nigel Johnson
                                     President, Chief Executive Officer,
                                     Chief Financial Officer, Principal
                                     Accounting Officer, Secretary, and a
                                     member of the Board of Directors

END OF DOCUMENT










9