Form 10KSB
period 2005-11-30
Arch Management Services Inc.
filed 2006-02-27
CIK 1307701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB


Annual Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the fiscal period ended: November 30, 2005

Transition Report under Section 13 or 15(d) of the Exchange
Act of 1934
For the transition period from ________ to _________

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

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange
Act: Common Stock, par value $.001 per share

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ x ]	No  [   ]

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).
Yes [x]	No  [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: [ x ]

State issuer's revenues for its most recent fiscal year:
$   0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified
date within the past 60 days:   On February 27, 2006, the average
bid price was $0.294 and there existed one ask price of $2,000.

The Issuer had 5,023,250 shares of Common Stock, par value $.001, outstanding as of February 27, 2006.

Transitional Small Business Disclosure format (Check one):
Yes [   ]	No  [ x ]

TABLE OF CONTENTS

PART I

Item 1. Description of Business				4
Item 2. Description of Property				4
Item 3. Legal Proceedings				4
Item 4. Submission of Matters to a Vote
  of Security Holders	                                5

PART II

Item 5. Market for Common Equity and related
  Stockholder Matters	                                5
Item 6. Management's Discussion and Analysis or
  Plan of Operation                                     5
Item 7. Financial Statements                            9
Item 8. Changes in and Disagreements with Accountants
  on Accounting and Financial Disclosure	       16
Item 8A. Controls and Procedures                       16
Item 8B.  Other Information                            16

PART III

Item 9. Directors, Executive Officers, Promoters
  and Control Persons; Compliance with Section 16(a)
  of the Exchange Act                                  17
Item 10. Executive Compensation                        18
Item 11. Security Ownership of Certain Beneficial
  Owners and Management and Related Stockholder
  Matters                                              18
Item 12. Certain Relationships and Related
  Transactions                                         19
Item 13. Exhibits                                      19
Item 14. Principal Accountant Fees and Services        19

SIGNATURES	                                       21

PART I
Item 1.            Description of Business

Business Development

Arch Management Services, Inc. (referred to herein as either the "Company," or "we") was incorporated in the State of Nevada on September 9, 2004.

Business of Issuer

During the fiscal year ended November 30, 2005 (the "2005 Fiscal Year") the Company intended to create a business engaged in management and consulting for individuals working in the acting and entertainment industry. Specifically, it was the Company's intent to (1) manage the business affairs of actors and entertainers including, but not limited to, representing and negotiating work related contracts, rendering advice regarding management of revenue and expenses, arranging for accounting, legal, and investment representatives, and arranging business and personal appointments, and (2) promoting the business interests of actors and entertainers. As of the date of this filing, the Company has not yet managed to secure any actors or entertainers under contract. Consequently, the Company has not been able to commence with provision of any management/ consulting services.

The Company remains in the development stage and has not yet commenced operations nor generated any revenue. It remains the Company's intention to target two potential revenue streams in the operation of its proposed business: (1) provision of management and consulting services to actors/entertainers, and
(2) percentage based commission derived from work undertaken in the acting/entertainment industry by our clients. However, as of the date of this filing, the Company has not entered into any agreements with any actors or entertainers.

The Company continues to view its target market as including all actors and entertainers working in the North American film and television industry and currently relies upon Mr. Johnson, the Company's president, to cultivate and expand his contacts within the acting/entertainment industry for the purpose of attracting actors/entertainers to enter agreement with the Company.

At the present time, the Company does not have any paid employees, on either a full or part-time basis. Both Mr. Nigel
Johnson and Mr. Alfred Nutt, the Company's only officers and directors, currently serve without compensation.

Item 2.            Description of Property

The Company does not own or lease offices or property of any kind.

Item 3.            Legal Proceedings

The Company is not, and has not been during the period covered by this report, a party to any legal proceedings.

Item 4.            Submission of Matters to a Vote of Security Holders

In the fourth quarter of the fiscal year ended November 30, 2005, no matters were submitted to the Company's security holders for a vote.

PART II
Item 5.       Market for Common Equity and related Stockholder Matters

a.       Market Information.

The Company's common equity is traded on the over-the-counter bulletin board under the symbol AMSV.OB. The only trading data we have available to us indicates that shares of the Company's stock were traded for $.20 a share on July 20, 2005. The aforementioned price of the common shares is an inter-dealer price, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

b.       Holders.

As of the date of this report, the Company has 45 holders of record.

c.       Dividends.

The Company has never declared or paid dividends. There are currently no restrictions which limit the ability of the Company to pay dividends in the future.

d. Securities authorized for issuance under equity compensation plans.

The Company has never paid compensation to any officer or director, and does not have any compensation plans, involving the issuance of securities or otherwise.

Item 6.    Management's Discussion and Analysis or Plan of Operation

Activities of the Company during the Fiscal Year ended
November 30, 2005.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this annual report for the 2005 Fiscal Year. This Report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

The Company was incorporated in the State of Nevada on September 9, 2004. The Company remains in the development stage of its business. During the 2005 Fiscal Year, it was the intent of the Company to (1) manage the business affairs of actors and entertainers including, but not limited to, representing and negotiating work related contracts, rendering advice regarding management of revenue and expenses, arranging for accounting, legal, and investment representatives, and arranging business and personal appointments, and (2) promote the business interests of actors and entertainers. The Company intended to market its services through Mr. Johnson, the Company's president, and its website.

The Company has been a start-up stage corporation since inception and has not commenced operations nor generated or realized any revenues from its business operations. The ability of the Company to emerge from the development stage with respect to its planned principal operations during the 2005 Fiscal Year was dependent upon its ability to secure market acceptance of its business plan, attract clientele, and to raise additional funds and/or generate sufficient revenue through operations. There was no guarantee that the Company would be able to complete any of the above objectives and, even if it did accomplish certain objectives, no guarantee that the Company would attain profitability. These factors raised substantial doubt regarding the Company's ability to continue as a going concern. In their report letter dated
January 8, 2006, our auditors issued a going concern opinion.
This means that our auditors believe that there is substantial doubt as to whether we can continue as an on-going business.
The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company is in the development stage and will continue to be in the development stage until it generates sufficient revenue from its business operations. To date, the Company has not generated any revenues. Management devoted much of its time during the 2005 fiscal year to developing a market for its business and considering other avenues of obtaining funds. At November 30, 2005, the Company had $60,801 in cash and $4,530 in liabilities. As of the end of the 2005 fiscal year, it was believed that if the Company were to proceed with implementing its planned activities, the Company would not have adequate working capital for the Company to successfully operate its' business and to service its debt throughout the next 12 months, if additional revenue were not generated during this time. For the company to remain in business, we believe that we need to raise additional funds through loans and/or equity financing. If we need additional cash and cannot raise it then we will either have to suspend operations until we do raise the cash or cease operations entirely. If we need additional funds, then we will need to find alternative sources, such as a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. Other than as described in this paragraph, we have no other financing plans and have not made any arrangements to raise additional cash.

Financial Condition, Liquidity and Capital Resources

The Company's principal capital resources have been acquired through the sale of common stock.

On March 14, 2005, the Securities and Exchange Commission issued an order declaring our SB-2 Registration Statement effective pursuant to section 8(a) of the Securities Act of 1933, as amended.

On May 6, 2005, we completed our public offering by raising
$102,348. We sold 1,023,250 shares of our common stock at an offering price of ten cents per share.

At November 30, 2005, we had positive working capital of $56,271 compared to negative working capital of $1,458 at November 30, 2004. This change is primarily the result of payment of administration, and professional fees.

At November 30, 2005, our Company had total assets of $60,801 consisting of cash, which compares with our Company's total assets at November 30, 2004, of $20,355 consisting of $355 cash and $20,000 in deferred offering costs. This change is the result of funds raised through our initial offering.

At November 30, 2005, our Company's total liabilities were
$4,530. Our total liabilities at November 30, 2004, were $21,813.
The amount of $4,530 represents the balance owed to a related party and accrued interest payable.

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

Results of Operations

Our Company posted a loss of $58,819 for the year ending
November 30, 2005. The principal components of the loss were administration and professional fees. Operating expenses for the year ending November 30, 2005, were $58,482, compared to operating expenses of $9,508 for the year ending November 30, 2004.

Plan of Operation
The following plan of operation should be read in conjunction with our audited financial statements and the notes thereto.

The Company's plan of operation during the 2005 Fiscal Year included the following:
Subsequent to completion of our initial offering, we intended to use the proceeds from our offering to pay for start up expenses and to provide working capital necessary to commence and continue business operations until such time as sufficient revenues were generated from our business. We intended to establish a management and consulting business providing services to individuals working in the acting and entertainment industry.
Our business would provide the following services: (1) management of business affairs for actors and entertainers including, but not limited to: representing and negotiating work related contracts; rendering advice regarding management of revenue and expenses; arranging for accounting, legal, and investment representatives; and arranging business and personal appointments; and (2) promotion of business interests of actors and entertainers. In order to generate revenue, it would be necessary to secure actors/entertainers under contract to the Company. Given the background of Mr. Johnson, our president, in the entertainment industry, we believed that he would be able to persuade actors/ entertainers to agree to be represented by the Company. As of the date of this filing, we do not have any actors/entertainers under contract to the Company. We expected to generate revenue through the provision of management and consulting services to actors/ entertainers and by deriving a percentage based commission from work undertaken in the acting/entertainment industry by our clients. The Company's inability to generate any revenue throughout fiscal year 2005 should be considered an adverse factor affecting any decision to purchase the Company's securities.

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7.            Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
   Arch Management Services, Inc.
  (A Development Stage Company)
   Vancouver, British Columbia, Canada

We have audited the accompanying balance sheet of Arch Management Services, Inc., as of November 30, 2005 and the related statements of expenses, changes in stockholders' equity, and cash flows for the year ended November 30, 2005 and the period from September 9, 2004 (Inception) through November 30, 2004 and 2005. These financial statements are the responsibility of Arch Management Services. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arch Management Services, Inc. as of November 30, 2005, and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Arch Management Services, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Arch Management Services, Inc. has minimal operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

January 8, 2006

ARCH MANAGEMENT SERVICES, INC.
(A Development Stage Company)
BALANCE SHEET
November 30, 2005


ASSETS

	Cash	                                  $60,801


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
	  Accrued liabilities                       $337
	  Loan payable to related party            4,193

TOTAL CURRENT LIABILITIES	                   4,530


STOCKHOLDERS' EQUITY

Common stock, $.001 par value, 100,000,000
shares authorized, 5,023,250 shares issued
and outstanding	                                   5,023
Additional paid-in capital	                 119,575
Deficit accumulated during development stage	 (68,327)

Total Stockholders' Equity                        56,271

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $60,801


See accompanying summary of accounting policies and notes to financial statements

ARCH MANAGEMENT SERVICES, INC.
(A Development Stage Company)
STATEMENTS OF EXPENSES
Year ended November 30, 2005 and Periods from September 9,
2004 (Inception) through November 30, 2004 and 2005



                                          Inception       Inception
                              Year        through	  through
                              Ended       November 30,    November 30,
                              2005        2004            2005


General & administrative    $(58,482)	$(9,508)        $(67,990)
Interest expense	         337	    -                337

NET LOSS                     (58,819)	$(9,508)        $(68,327)

Basic and diluted loss per
  common share		      $(0.01)	$(0.00)		  N/A

Weighted average common
 shares outstanding	   5,023,250	4,000,000	  N/A



See accompanying summary of accounting policies and notes to financial statements

ARCH MANAGEMENT SERVICES INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
From September 9, 2004, (Inception) through November 30, 2005


					           Deficit
			                           Accumulated
			                  Paid	   During the
                          Common Stock    In	   Development
                       Shares     Amount  Capital   Stage       Total

Shares issued to
 Founders for cash
                        4,000,000  $4,000  (3,600)     -       $400

Contributions to capital
 by founders                  -       -    7,650       -       7,650

Net loss                      -       -       -    (9,508)    (9,508)

Balances at November
 30, 2004               4,000,000   4,000  4,050   (9,508)    (1,458)

Shares issued for cash  1,023,250   1,023  101,325     -     102,348
Offering costs                             (20,000)          (20,000)
Contribution to capital
by founders                                 34,200            34,200

Net loss		   -	      -	   (58,819)          (58,819)

Balances at
November 30, 2005       5,023,250  $5,023  $119,575 $(68,327) 56,271


See accompanying summary of accounting policies and notes to financial statements

ARCH MANAGEMENT SERVICES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Year ended November 30, 2005 and Periods from September 9,
2004 (Inception) through November 30, 2004 and 2005


            	                               Inception     Inception
                                     Year      through       through
                                     ended     November 30,  November 30,
                                     2005      2004		2005
Cash Flows From Operating
  Activities
    Net loss 			    $(58,819)   (9,508)      (68,327)

   Adjustments to reconcile net
     Loss to net cash used in
    Operating activities:
   Imputed rent and salary expense  34,200     7,650        41,850
	Changes in:
Deferred offering costs            (20,000)   (20,000)         -
Accounts payable                    20,000     20,000	         -
Accrued liabilities                    337        -            337

Net Cash Used in Operating
 Activities                        (24,282)    (1,858)     (26,140)

Cash Flows From Financing
  Activities

Proceeds from sale of common
  Stock                             82,348        400       82,748
Proceeds from loans payable to
 related party                       2,380      1,813        4,193

Net cash provided by financing
 Activities                         84,728      2,213       86,941

Net change in cash                  60,446        355       60,801
Cash at beginning of period            355         -           -

Cash at end of period              $60,801       $355       60,801

Supplemental Information
	Interest paid                 $337         -          $337
	Income taxes                   N/A        N/A          N/A

See accompanying summary of accounting policies and notes to financial statements

ARCH MANAGEMENT SERVICES INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Arch Management Services, Inc. ("Arch") was incorporated in Nevada on September 9, 2004, for the purpose of providing management consulting services to individuals working in the acting/ entertainment industry.

Arch is in the development stage and has elected November 30 as its fiscal year end.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

Cash and Cash Equivalents

For the purposes of the statement of cash flows, Arch considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Revenue Recognition

In the future, Arch intends to provide management, representation, negotiation and promotional services to actors and entertainers. Arch recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. This typically occurs when the services are rendered. Arch has not had any revenue since inception.

Income Taxes

Arch utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recorded when it is more likely than not that such benefits will not be realized.

Earnings (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Foreign Currency Translation

Arch is based in Canada although it is incorporated in Nevada. Since inception, all transactions have been in U.S. dollars, although that will change when operating activities commence.
An account, Other Comprehensive Income, will be added to Stockholders' Deficit that will represent changes in the value of the Canadian dollar relative to the U.S. dollar. As of each balance sheet date, the Canadian operations will translate its assets and liabilities into U.S. dollars at the exchange rate in effect on that date. There are no hedging contracts. Revenues and expenses during each period will be translated at the average exchange rates of those periods. Equity accounts are translated at historical amounts. Translation adjustments are deferred in the equity account, Other Comprehensive Income (Loss), a separate component of Stockholders' Equity (Deficit).

Recent Accounting Pronouncements

Arch does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Arch's results of operations, financial position or cash flow.

2.	GOING CONCERN

As set forth on Arch's balance sheet, Arch incurred a net loss of $58,819 in fiscal 2005, had negative cash flow from operating activities of $24,282 and total assets of $60,801 which does not provide sufficient working capital for Arch to successfully operate its business for the next 12 months. This raises substantial doubt about its' ability to continue as a going concern. Continuation of Arch as a going concern is dependent upon obtaining additional working capital. Management is trying to raise additional capital. The financial statements do not include any adjustments that might be necessary if Arch is not able to continue as a going concern.

3. 	SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Loans payable to a related party of $4,193 at November 30, 2005, represent funds advanced to Arch by an officer. These advances are due on demand, bear no interest and are unsecured.

Arch neither owns nor leases any real or personal property. An officer has provided office services without charge. Such costs are estimated at $900 per month totaling $10,800 through November 30, 2005. This amount has been recorded as rent expense and a contribution to capital. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

Through November 30, 2005, the officers and directors have not been paid nor do they wish to be paid. Salaries totaling $23,400 through November 30, 2005 have been expensed and charged to contributed capital.

4.	COMMON STOCK

During fiscal year 2004, Arch sold 4,000,000 common shares to its founders for $400.
During May, 2005, Arch sold 1,023,500 common shares for net proceeds of $102,348.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.          Controls and Procedures

It is the responsibility of the Chief Executive Officer and Chief Financial Officer of the Company to ensure that the Company maintains disclosure controls and procedures designed to provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is identified and communicated to senior management on a timely basis. The Company's disclosure controls and procedures include mandatory communication of material events, automated accounting processing and reporting, management review of monthly results and an established system of internal controls.

As of November 30, 2005, management conducted an evaluation of the Company's disclosure controls and procedures pursuant to the Exchange Act. Based upon that evaluation, management has concluded that our current disclosure controls and procedures are effective as of November 30, 2005. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

There have been no significant changes in our internal controls over financial reporting during the fiscal year ended November 30, 2005 or subsequent to that date that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The term "disclosure controls and procedures" as used in this report means, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, (the "Exchange Act"), controls and other procedures of our Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Item 8B.          Other Information

None.

PART III

Item 9.
Directors, Executive Officers, promoters and Control Persons;
Compliance with Section 16(a) of the Exchange Act

At the present time, the officers of the Company are Mr. Nigel Johnson, who serves as President, Chief Executive Office, Chief Financial Officer, Principal Accounting Officer, and Secretary, and Mr. Alfred Nutt who serves as Treasurer. The only directors of the Company are Mr. Johnson and Mr. Nutt, each of whom will serve as director until the next annual meeting of stockholders, or until his death, resignation, retirement, removal, disqualification, and until his successors have been elected and qualified. The biographical information for the Company's directors is as follows:

Name		Age   Position	                            Term

Nigel Johnson	40    President, Chief Executive Officer,   9/9/2004
 		      Chief Financial Officer, Principal  to Present
                      Accounting Officer, Secretary, and
                      Director

Nigel Johnson:	Since 1997, Mr. Johnson has worked as an actor in
the North American film and television industry. During this time, he has worked in more than 300 feature films and television series produced throughout North America. Mr. Johnson is a member in good standing of the Alliance of Canadian Cinema Television and Radio Artist (ACTRA) and the Union of British Columbia Performers. Prior to entering the entertainment field, from 1986 to 1996, Mr. Johnson was responsible for implementation of operations and marketing activities for Peel Street Pubs Enterprises Inc., a company based in Montreal and Toronto, Canada, which owned and operated restaurants and bars employing approximately 150 people and generating annual revenue of more than 12 million dollars.
Mr. Johnson attended a one-year business management program at McGill University in Montreal in 1993. Mr. Johnson has not served as a director of any other private or reporting company.

Name		Age	Position			Term

Alfred Nutt	70	Treasurer and Director		9/9/2004
							to Present

Alfred Nutt:	Since 2001, Mr. Nutt retired from full-time work
and currently manages his family's investment portfolio. From 1986 to 2000, Mr. Nutt was the chief logisitics officer for AAW Production and Distribution Corporation, a private company based in Vaduz, Switzerland, that manufactured and supplied automotive parts to the automobile industry. From 1977 to 1986, Mr. Nutt was the director of marketing and sales for Winterthur Insurance Company, an insurance company based in Winterthur, Switzerland, that provides life, property, and liability insurance products.
In this position, Mr. Nutt was responsible for a sales team of 35 people. From 1957 to 1977, Mr. Nutt was the Chief Executive Officer, and marketing and sales director, for Verno Corporation, a company based in Vaduz, Switzerland, that markets and sells sporting goods equipment. From 1952 to 1956, Mr. Nutt attended, and graduated from, the Superior Professional School of Commerce in Switzerland. From 1956 to 1957, Mr. Nutt attended, and graduated from, Cercle Commercial Suisse Paris (School for Advanced International Trade), in Paris, France. Mr. Nutt has served as an officer of other privately held companies.

Section 16(a) of the Securities exchange Act of 1934, as amended, requires the Company's directors, executive officers and holders of more than 10% of the Common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Common Stock. Based solely upon a review of forms furnished to the Company with respect to the fiscal year ended November 30, 2005, to the best of the Company's knowledge, none of the Company's directors, executive officers serving the Company as of November 30, 2005 and none of the holders of more than 10% of its Common Stock as of November 30, 2005, timely filed the reports required by Section 16(a). The Company's current directors and executive officers serving as of the date of this Report expect to remediate their filing deficiencies as soon as reasonably possible.

The Company has not yet adopted a written Code of Ethics.

Item 10.          Executive Compensation

The Company's officers and directors have not received any compensation from the Company. Both Mr. Johnson and Mr. Nutt are presently serving without an employment contract.

Item 11.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth ownership of the common stock of each director and officer, all officers and directors as a group, and each person known or believed by the Company to have beneficially owned five percent or more of the Company's outstanding common stock as of February 27, 2006. Unless otherwise indicated, the beneficial owner has sole voting and investment power over the common stock listed below:

			Shares
Name & Address		Beneficially
                        Owned          Title of Class	Percentage

Nigel Johnson 		2,000,000     Common            39.815%
4-2341 West Broadway
Vancouver, BC
V6K 2E6   Canada

Alfred Nutt	      2,000,000	      Common            39.815%
Furstenstrasse 26
9496 Balzers
Liechtenstein

All officers and
directors as a group
(2 persons)          4,000,000       Common         79.63%

Item 12.          Certain Relationships and Related Transactions

Loans payable to a related party of $4,193 at November 30, 2005, represent funds advanced to Arch by Mr. Nigel Johnson, president.
These advances are due on demand, bear no interest and are unsecured.

Item 13.          Exhibits

The following Exhibits are incorporated herein by reference from the Registrant's Form SB-2/A Registration Statement filed with the Securities and Exchange Commission, SEC file no. 333-121356 on
February 28, 2005, such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.        	Document Description

3.01             	Articles of Incorporation
3.02             	Bylaws
5.01 & 23.02     	Opinion on Legality and Consent of Counsel
16.01            	Auditor Letter
23.01         	        Consent of Auditor
99.01            	Subscription Agreement

The following documents have been filed as a part of this Report:

31.1	Certification of Chief Executive Officer and Principal
Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Principal
Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14.          Principal Accountant Fees and Services

Audit Fees

The aggregate fees of Malone & Bailey, PC for professional services rendered for the audit of the Company's annual financial statements for the year ended November 30, 2005 totaled $7,500.

Tax Fees
The aggregate fees billed by Malone & Bailey, PC for tax compliance for the year ended November 30, 2005 was $0.

All Other Fees

The aggregate fees billed by Malone & Bailey, PC for services other than those described above, for the year ended November 30, 2005, were $0.

					-20-

SIGNATURES

	In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ARCH MANAGEMENT SERVICES, INC.

Dated:		February 27, 2006


			By: /s/ Nigel Johnson
			Nigel Johnson
			President, Chief Executive Officer, Chief
                  Financial Officer, Principal Accounting
                  Officer, Secretary and Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:	February 27, 2006

            By: /s/ Nigel Johnson
		Nigel Johnson
		President, Chief Executive Officer, Chief
            Financial Officer, Principal Accounting
            Officer, Secretary and Director

          February 27, 2006

                     By: /s/ Alfred Nutt
                     Alfred Nutt
                     Treasurer and Director

					-21-

Exhibit 31 	Rule 13A-14(A) Certification

I, Nigel Johnson, President, Chief Executive Officer, Chief
Financial Officer, Principal Accounting Officer, and Secretary, certify that:

1. 	I have reviewed this annual report on Form 10-KSB of Arch
Management Services, Inc.;
2. 	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a  material  fact necessary  to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. 	Based on my knowledge, the financial statements, and other
financial information included in this report, fairly present in all material respects the financial condition,  results of operations, and cash flows of the small business issuer as of, and for, the periods presented in this report;
4. 	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)
and 15d-15(e)) for the small business issuer and have:
	a.	Designed such disclosure controls and procedures, or caused
such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;
	b.	Evaluated the effectiveness of the small business issuer's
disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
   	c. Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and
5.	I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors
(or persons performing the equivalent functions):
	a.	All significant deficiencies and material weaknesses in
the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and
	b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:   February 27, 2006
        By: /s/ Nigel Johnson
	  Nigel Johnson
	  President, Chief Executive Officer, Chief
        Financial Officer, Principal Accounting
        Officer, Secretary and Director



Exhibit 32


CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, the Chief Executive Officer and the Principal
Accounting Officer of Arch Management Services, Inc. (the "Company"), hereby certifies that, to his knowledge on the date of this certification:

1. The annual report of the Company for the period ended November 30, 2005 as filed with the Securities and Exchange Commission on this date (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:    February 27, 2006
         By: /s/ Nigel Johnson
         Nigel Johnson
         President, Chief Executive Officer, Chief
         Financial Officer, Principal Accounting
         Officer, Secretary and Director