Form 10QSB
period 2006-02-28
Arch Management Services Inc.
filed 2006-04-14
CIK 1307701

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB


[X]	Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934 FOR THE QUARTERLY
PERIOD ENDED FEBRUARY 28, 2006

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

Yes [ X ] No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: April 13, 2006:
10,162,750 common shares outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes [   ]     No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARCH MANAGEMENT SERVICES, INC.
(A Development Stage Company)
BALANCE SHEETS
February 28, 2006, and November 30, 2005


                                                 (unaudited)
                                                  Feb 28,          Nov 30,
                                                  2006             2005
ASSETS

Cash                                              $56,086          $60,801


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accrued liabilities                                $433             $337
  Loan payable to related party                     4,193            4,193

TOTAL CURRENT LIABILITIES                           4,626            4,530


STOCKHOLDERS' EQUITY

Common stock, $.001 par value, 100,000,000
shares authorized, 10,162,750 shares issued
and outstanding                                    10,163           10,163
Additional paid-in capital                        122,985          114,435
Deficit accumulated during development stage      (81,688)         (68,327)

Total Stockholders Equity                         51,460           56,271

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY        $56,086          $60,801

ARCH MANAGEMENT SERVICES, INC.
(A Development Stage Company)
STATEMENTS OF EXPENSES
Three Months Ended February 28, 2006 and 2005, and the
Period from September 9, 2004, (Inception) through February 28, 2006
(unaudited)




                                   Three Months     Three Months  Inception
                                   Ended Feb 28     Ended Feb 28  Through
                                   2006             2005          Feb 28, 2006



General & administrative          $  13,265         $2,417        $72,249
Interest expense                         96            194            433


   NET LOSS                       $ (13,361)        $(2,611)     $(72,682)


Basic and diluted
 loss per share	                  $   (0.00)        $ (0.00)          N/A

Weighted average
 shares outstanding               10,162,750       9,000,000           N/A

ARCH MANAGEMENT SERVICES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Three Months Ended February 28, 2006 and 2005, and the
Period from September 9, 2004, (Inception) through February 28, 2006
(unaudited)




                                   Three Months     Three Months  Inception
                                   Ended Feb 28     Ended Feb 28  Through
                                   2006             2005          Feb 28, 2006

Cash Flows From
   Operating Activities
  Net loss                         $(13,361)      $(2,611)      $(81,688)

  Adjustments to reconcile net
   Loss to net cash used in
   Operating activities:
   Imputed rent and salary expense    8,550             -         50,400

     Changes in:
  Accrued liabilities                    96           194            433

  Net Cash Used in
  Operating Activities               (4,715)       (2,417)       (30,855)

Cash Flows From
Financing Activities
  Proceeds from sale of
   common stock	                          -             -         82,748
  Proceeds from loans payable to
  related party                           -         2,380          4,193

  Net cash provided by
   financing activities                   -         2,380         86,941

Net change in cash                   (4,715)         (37)         56,086

Cash at beginning of period          60,801           355              -

Cash at end of period               $56,086          $318        $56,086

Supplemental Information
  Interest paid	                       $433             -           $433

ARCH MANAGEMENT SERVICES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1  BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Arch Management Services, Inc. (Arch), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (SEC), and should be read in conjunction with the audited financial statements and notes thereto contained in Archs 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2005, as reported in the Form 10-KSB, have been omitted.


NOTE 2 COMMON STOCK

On March 30, 2006, Arch revised its capital structure.
Archs two directors, Mr. Nigel Johnson and Mr. Alfred Nutt, voluntarily returned 500,000 common shares to Arch. Consequently, the common stock holdings of Mr. Johnson and Mr. Nutt were reduced from
2.0 million common shares each, to 1.5 million common shares each.

The Company issued a stock dividend to shareholders of record as of April 5, 2006, of 6 additional shares of common stock for each share of common stock held. However, the Companys two directors, Mr. Nigel Johnson and Mr. Alfred Nutt, each waived their respective rights to participate in such stock dividend. Subsequent to payment of the stock dividend, the Company has 10,162,750 issued common shares.

For financial statement presentation, all of the split, the voluntary surrender and the waivers are shown as having occurred as of the first day of the first period presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the period ended February 28, 2006. This quarterly report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

On March 30, 2006, the Company adopted a resolution providing that each of the Companys two directors, Mr. Nigel Johnson and Mr. Alfred Nutt, voluntarily return 500,000 common shares to the Company. Consequently, the common stock holdings of Mr. Johnson and Mr. Nutt were reduced from 2.0 million common shares, respectively, to 1.5 million common shares, respectively.

The Company issued a stock dividend to shareholders of record as of April 5, 2006, of 6 additional shares of common stock for each share of common stock held. However, the Companys two directors, Mr. Nigel Johnson and Mr. Alfred Nutt, each waived their respective rights to participate in such stock dividend. Subsequent to payment of the stock dividend, the Company has 10,162,750 issued common shares.


The Company is in the development stage and will remain in the development stage unless and until it generates sufficient revenue from its business operations. To date, the Company has not generated any revenues and has not commenced business operations. Management is currently devoting much of its time to developing a market for its business, considering other avenues of obtaining funds, and considering alternative business opportunities. At February 28, 2006, the Company had $56,086 in cash and $4,626 in liabilities.
In the event that the Company is able to proceed with implementing its planned activities, then we anticipate that cash reserves will be exhausted within approximately four to six months if sufficient revenue is not generated during this time. For the company to remain in business for more than four to six months, we believe that we will need to raise additional funds through loans and/or equity financing. If we need additional cash and cannot raise it then we will either have to suspend operations until we do raise the cash or cease operations entirely. If we need additional funds, then we will need to find alternative sources, such as a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. Other than as described in this paragraph, we have no other financing plans and have not made any arrangements to raise additional cash.

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

At February 28, 2006, we had positive working capital of $51,460 compared to positive working capital of $56,271 at November 30, 2005.
This decrease in working capital is primarily the result of administrative and professional expenses.

At February 28, 2006, our Company had total assets of $56,086 consisting of cash, which compares with our Company's total assets at November 30, 2005, of $60,801 consisting of cash. This decrease is primarily the result of administrative and professional expenses.

At February 28, 2006, our Company's total liabilities were $4,626.
Our total liabilities at November 30, 2005, were $4,530. Our total liabilities represent the balance owed on a related party loan and interest expense. Interest expense increased by $96 since November 30, 2005.

Our Company has not generated any revenues since inception. Until the Company commences business operations, it anticipates surviving with its current cash reserves and if possible, from shareholder loans and/or funding from sales of its securities.

Our Company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

We have not conducted any product research or development. We do not expect to purchase or sell any significant equipment nor do we expect any significant changes in the number of our employees.

Results of Operations

Our Company posted a loss of $13,361 for the three months ending February 28, 2006, and a loss of $2,611 for the three months ending February 28, 2005. The principal components of the loss were administration and professional fees. Operating expenses for the three months ending February 28, 2006, were $13,361, and for the three months ending February 28, 2005, were $2,611, compared to operating expenses of $68,327 for the year ending November 30, 2005.

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

Our management carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule
13a-15(e). Based upon the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the quarter ended
February 28, 2006.

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

					-9-
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ARCH MANAGEMENT SERVICES, INC.

   (Registrant)


Date:  April 13, 2006

By:  /s/ Nigel Johnson
         Nigel Johnson
         President, Chief Executive Officer,
         Chief Financial Officer, Principal
         Accounting Officer, Secretary, and a
         member of the Board of Directors

					-10-