Form 10QSB
period 2006-05-31
Arch Management Services Inc.
filed 2006-07-17
CIK 1307701

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended: May 31, 2006

|_|   TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF
      1934
      For the transition period from ________ to _________

                        Commission File Number: 000-51388

                          ARCH MANAGEMENT SERVICES INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as specified in its charter)


         NEVADA                                                 84-1665042
-------------------------------                           ----------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                            Identification Number)


                              4-2341 WEST BROADWAY
                           VANCOUVER, BRITISH COLUMBIA
                                 V6K 2E6 CANADA
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (604) 603-5693
                ------------------------------------------------
                (Issuer's telephone number, including area code)

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). |X| Yes |_| No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,162,750 shares of $0.001 par value common stock outstanding as of July 13, 2006.

Transitional Small Business Disclosure Format (check one): |_| Yes |X| No

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          ARCH MANAGEMENT SERVICES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                           May 31,     Nov. 30,
                                                           2006         2005
                                                         ---------    ---------

ASSETS

Cash                                                     $  49,057    $  60,801
                                                         =========    =========

LIABILITIES

CURRENT LIABILITIES

Accrued liabilities                                      $   1,240    $     337
Loan payable to related party                                   --        4,193
                                                         ---------    ---------

TOTAL CURRENT LIABILITIES                                    1,240        4,530
                                                         ---------    ---------

STOCKHOLDERS' EQUITY

Common stock, $.001 par value, 100,000,000 shares
authorized, 10,162,750 shares issued and outstanding        10,163       10,163
Additional paid-in capital                                 131,968      114,435
Deficit accumulated during development stage               (94,314)     (68,327)
                                                         ---------    ---------

Total stockholders' equity                                  47,817       56,271
                                                         ---------    ---------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $  49,057    $  60,801
                                                         =========    =========

                          ARCH MANAGEMENT SERVICES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF EXPENSES
    THREE MONTHS AND SIX MONTHS ENDED MAY, 31, 2006 AND 2005 AND THE PERIOD
            FROM SEPTEMBER 9, 2004, (INCEPTION) THROUGH MAY 31, 2006
                                   (UNAUDITED)

                                                                                                       Inception
                                    Three months Ended                   Six months Ended               Through
                                  May 31,           May 31,           May 31,          May 31,           May 31,
                                   2006              2005              2006             2005              2006
                               ------------      ------------      ------------     ------------      ------------
General and administrative     $     12,626      $     18,903      $     25,891     $     21,320      $     93,881

Interest expenses                        --                --                96              194               433
                               ------------      ------------      ------------     ------------      ------------

NET LOSS                       $    (12,626)     $    (18,903)     $    (25,987)    $    (21,514)     $    (94,314)
                               ============      ============      ============     ============      ============

Basic and diluted loss
per share                      $      (0.00)     $      (0.00)     $      (0.00)    $      (0.00)              N/A
                               ============      ============      ============     ============

Weighted average
shares outstanding               10,162,750         5,862,315        10,162,750        5,862,315
                               ============      ============      ============     ============

                          ARCH MANAGEMENT SERVICES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
             SIX MONTHS ENDED MAY, 31, 2006 AND 2005 AND THE PERIOD
            FROM SEPTEMBER 9, 2004, (INCEPTION) THROUGH MAY 31, 2006
                                   (UNAUDITED)

                                                        Six months        Six months         Inception
                                                       Ended May 31,     Ended May 31,    Through May 31,
                                                            2006             2005              2006
                                                       -------------     -------------    ---------------
Cash flows from
   Operating Activities:
   Net loss                                               $ (25,987)        $ (21,514)        $ (94,314)
Adjustments to reconcile net Operating activities:
Imputed rent and salary expenses                             17,100            17,100            58,950
Changes in:
Deferred offering costs                                          --            20,000                --
Accrued liabilities                                           1,336               194             1,673
                                                          ---------         ---------         ---------

Net cash used in operating activities                        (7,551)           15,780           (33,691)
                                                          ---------         ---------         ---------

Cash flows from financing activities
   Proceeds from sales of
   common stock                                                  --            82,348            82,748
   Proceeds from loan                                            --             2,380             4,193
   Loan reimbursed                                           (4,193)               --            (4,193)
                                                          ---------         ---------         ---------

Net cash provided by (used in )
financing activities                                         (4,193)           84,728            82,748
                                                          ---------         ---------         ---------

Net change in cash                                          (11,744)          100,508            49,057
Cash at beginning of period                                  60,801               355                --
                                                          ---------         ---------         ---------
Cash at end of period                                     $  49,057         $ 100,863         $  49,057
                                                          =========         =========         =========

Non cash transactions:
Debt forgiveness by related party                         $     433                --         $     433

                          ARCH MANAGEMENT SERVICES INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1  BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Arch Management Services Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Arch's Annual Report on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2005, as reported in the Form 10-KSB, have been omitted.


NOTE 2 COMMON STOCK

On March 30, 2006, Arch revised its capital structure. Arch's two directors, Mr. Nigel Johnson and Mr. Alfred Nutt, each voluntarily tendered and cancelled 500,000 shares of their Company common stock. Consequently, the common stock holdings of Mr. Johnson and Mr. Nutt were reduced from 2.0 million shares of common stock each to 1.5 million shares of common stock, respectively.

Arch issued a stock dividend to shareholders of record as of April 5, 2006, of 6 additional shares of common stock for each share of common stock held. However, Arch's two directors, Mr. Nigel Johnson and Mr. Alfred Nutt, each waived their respective rights to participate in such stock dividend. Subsequent to payment of the stock dividend, Arch has 10,162,750 issued and outstanding shares of common stock.

For financial statement presentation, all of the foregoing transactions with respect to adjustments of the issued and outstanding shares of Arch's common stock are shown as having occurred as of the first day of the period covered by this report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

The following discussion of the financial condition and plan of operations of Arch Management Services Inc. (referred to herein as the "Company," and "we") should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the period ended May 31, 2006 (this "Report"). This Report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements". Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

PLAN OF OPERATION

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

To date, the Company has not generated any revenues and has not commenced business operations. Management is currently devoting much of its time to developing a market for its business, considering other avenues of obtaining funds, and considering alternative business opportunities. At May 31, 2006, the Company had $49,057 in cash and $1,240 in liabilities. In the event that the Company is able to proceed with implementing its planned activities, then we anticipate that cash reserves will be exhausted within approximately four to six months if sufficient revenue is not generated during this time. For the company to remain in business for more than four to six months, we believe that we will need to raise additional funds through loans and/or equity financing. If we need additional cash and cannot raise it then we will either have to suspend operations until we do raise the cash or cease operations entirely. If we need additional funds, then we will need to find alternative sources, such as a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. Other than as described in this paragraph, we have no other financing plans and have not made any arrangements to raise additional cash.

We have not conducted any product research or development. We do not expect to purchase or sell any significant equipment nor do we expect any significant changes in the number of our employees.

On March 30, 2006, each of the Company's two directors, Mr. Nigel Johnson and Mr. Alfred Nutt, each voluntarily tendered and cancelled 500,000 shares of Company common stock. Consequently, the respective common stock holdings of Mr. Johnson and Mr. Nutt were reduced from 2.0 million shares of common stock to 1.5 million common shares of common stock, respectively.

The Company issued a stock dividend to the shareholders of record as of April 5, 2006 consisting of 6 additional shares of common stock for each one share of common stock owned. However, the Company's two directors, Mr. Nigel Johnson and Mr. Alfred Nutt, each waived their respective rights to participate in such stock dividend. Subsequent to payment of the stock dividend, the Company has 10,162,750 shares of common stock issued and outstanding as of the date of this report.

On June 5, 2006, 3,000,000 restricted common shares of Arch Management Services Inc. (the "Company") were sold by Nigel Johnson and Alfred Nutt (the "Sellers") to Fiducie Chevrette, Gaetan Leonard, Lai Yin Cheung, Capex Investments Limited, and Sun Rich International Limited (collectively, the "Purchasers"). The Purchasers purchased these shares pursuant to a Securities Purchase Agreement dated as of June 5, 2006 (the "Securities Purchase Agreement"). The Purchasers paid a total sum of $50,010.50 for the 3,000,000 restricted common shares held by the Sellers, which represents 29.5% of the 10,162,750 issued and outstanding shares of the Company as of the date of this report.

Effective as of June 5, 2006, Nigel Johnson has resigned as a director and the President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Secretary of the Company and Alfred Nutt has resigned as a director and as the Treasurer of the Company. The Purchasers and Sellers agreed that in connection with the Securities Purchase Agreement, Mr. Johnson and Mr. Nutt would appoint the new directors named below and then resign from their positions as officers and directors of the Company. There are no agreements between the Sellers and the Purchasers that contemplate any continued involvement by the Sellers as employees, officers or directors of the Company.

Effective as of June 5, 2006, Mr. James Pak Chiu Leung has been appointed as a director and the Chief Executive Officer of the Company; Mr. Gilles Simard has been appointed as the Company's Chief Financial Officer. Mr. Guy Chevrette and Mr. Gaetan Leonard have been appointed as directors of the Company. The new directors were appointed under provisions of the Company's by-laws which permit vacancies on the Board to be filled by directors then-serving.

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

At May 31, 2006, we had positive working capital of $47,817 compared to positive working capital of $51,460 at February 28, 2006. This decrease in working capital is primarily the result of administrative and professional expenses.

At May 31, 2006 our Company had total assets of $49,057 consisting of cash, which compares with our Company's total assets at February 28, 2006, of $56,086 consisting of cash. This decrease is primarily the result of administrative and professional expenses.

At May 31, 2006, our Company's total liabilities were $1,240. Our total liabilities at February 28, 2006, were $4,626. Our total liabilities represent a provision for the professional fees of the auditors of the Corporation.

Our Company has not generated any revenues since inception. Until the Company commences business operations, it anticipates surviving with its current cash reserves and if possible, from shareholder loans and/or funding from sales of its securities.

Our Company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

RESULTS OF OPERATIONS

Our Company posted a loss of $25,987 for the six months ending May 31, 2006, and a loss of $21,514 for the six months ending May 31, 2005. The principal components of the loss were administration and professional fees. Operating expenses for the six months ending May 31, 2006, were $25,891, and for the six months ending May 31, 2005, were $21,320, compared to operating expenses of $68,327 for the year ending November 30, 2005.

OFF-BALANCE SHEET ARRANGEMENTS

The Company is not a party to any off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934 (the "Exchange Act"). Based on their evaluation, the Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, to allow timely decisions on required disclosures and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no changes in the Company's internal controls over financial reporting during the Company's most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not, and has not been during the period covered by this report, a party to any legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

The Company issued a stock dividend to the Company's shareholders of record as of April 5, 2006, of 6 additional shares of common stock for each share of common stock held. However, the Company's two directors, Mr. Nigel Johnson and Mr. Alfred Nutt, each waived their respective rights to participate in such stock dividend. Subsequent to payment of the stock dividend, the Company has 10,162,750 shares of common stock issued and outstanding as of the date of this report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.       Description of Exhibits
-----------       -----------------------

Exhibit 31.1      Certification of Principal Executive Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2      Certification of Principal Financial Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

A report on Form 8-K was filed on June 8, 2006, as amended on June 23, 2006, in connection with changes in control of the Company, the departure of directors and officers, and the appointment of new officers and directors.

                                SUBSEQUENT EVENTS

On June 5, 2006, 3,000,000 restricted common shares of Arch Management Services Inc. (the "Company") were sold by Nigel Johnson and Alfred Nutt (the "Sellers") to Fiducie Chevrette, Gaetan Leonard, Lai Yin Cheung, Capex Investments Limited, and Sun Rich International Limited (collectively, the "Purchasers"). The Purchasers purchased these shares pursuant to a Securities Purchase Agreement dated as of June 5, 2006 (the "Securities Purchase Agreement"). The Purchasers paid a total sum of $50,010.50 for the 3,000,000 restricted common shares held by the Sellers, which represent 29.5% of the 10,162,750 issued and outstanding shares of the Company.

The above-referenced Purchasers acquired the following number of restricted common shares from the Sellers:

1. Fiducie Chevrette purchased 600,000 restricted common shares in consideration for payment of $10,002. The 600,000 restricted common shares now owned by Fiducie Chevrette represent 5.9% of the issued and outstanding shares of the Company.

2. Gaetan Loenard purchased 300,000 restricted common shares in consideration for payment of $5,001. The 300,000 restricted common shares now owned by Gaetan Leonard represent 2.95% of the issued and outstanding shares of the Company.

3. Lai Yin Cheung purchased 150,000 restricted common shares in consideration for payment of $2,500.50. The 150,000 restricted common shares now owned by Lai Yin Cheung represent 1.48% of the issued and outstanding shares of the Company.

4. Capex Investments Limited purchased 1,500,000 restricted common shares in consideration for payment of $25,005. The 1,500,000 restricted common shares now owned by Capex Investments Limited represent 14.76% of the issued and outstanding shares of the Company.

5. Sun Rich International Limited purchased 450,000 restricted common shares in consideration for payment of $7,501.50. The 450,000 restricted common shares now owned by Sun Rich International Limited represent 4.43% of the issued and outstanding shares of the Company.

For each of the individual Purchasers, the source of the funds used for the purchase of these shares was their personal savings. For Capex Investments Limited and Sun Rich International Limited, respectively, the source of the funds used for the purchase of these shares was their general operating funds.

In connection with the execution of the Securities Purchase Agreement, Mr. Johnson has resigned as a director and as the President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Secretary of the Company and Mr. Nutt has resigned as a director and as the Treasurer of the Company. Mr. Guy Chevrette, Mr. James Pak Chiu Leung, and Mr. Gaetan Leonard each have been appointed as the directors of the Company. Mr. James Pak Chiu Leung will serve as the Company's Chief Executive Officer and Mr. Gilles Simard will serve as the Company's Chief Financial Officer. There are no agreements between the Sellers and the Purchasers that contemplate any continued involvement by the Sellers as employees, officers or directors of the Company.

Effective as of June 5, 2006, Nigel Johnson has resigned as a director and the President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Secretary of the Company and Alfred Nutt has resigned as a director and as the Treasurer of the Company. The resignation of Mr. Johnson and Mr. Nutt was in no way connected to a disagreement with the Company regarding operations, policies or practices. The Purchasers and Sellers enumerated above agreed that in connection with the Securities Purchase Agreement, Mr. Johnson and Mr. Nutt would appoint the new directors named below and then resign from their positions as officers and directors of the Company.

Effective as of June 5, 2006, Mr. James Pak Chiu Leung has been appointed as a director and the Chief Executive Officer of the Company. There are no employment or other agreements between Mr. James Pak Chiu Leung and the Company regarding his service as an officer and director. In 1982, Mr. James Pak Chiu Leung earned his Bachelors degree in Geological Engineering from Windsor University in Ontario. From 1982 to 1983, he worked as a Geological Engineer for Santana Associates in Venezuela. From 1983 to 1985 he worked as a tunnel Engineer for Mishubatsu Construction Co. in Hong Kong. From 1985 to 1988, he worked as an Engineering Geologist for Muansell Consultant in Hong Kong. From 1988 to 1989, he worked as a Mine Geologist for Mattabi Mines in Ontario. From 1989 to1990, he worked as a Geotechnical Engineer for Brenda Mines in British Columbia. From 1990 to 1992, he worked as a Senior Project Engineer for Bell Mines in British Columbia. From 1992 to 2001, he worked as a Senior Scientist and Technology Leader for Noranda Technology Centre in Quebec. Since 2001, Mr. James Pak Chiu Leung has worked with Flairbase Inc. as a Technical Manager. Since November 8, 2005, Mr. James Pak Chiu Leung has been the President and Director of Gallant Energy International Limited, an energy specialized firm presently working to develop an ethanol production plant in China.

Effective as of June 5, 2006, Mr. Gilles Simard has been appointed as the Company's Chief Financial Officer. There are no employment or other agreements between Mr. Simard and the Company regarding his service as an officer. In 1973, Mr. Simard earned his degree in business administration from the Ecole des Hautes Etudes Commerciales in Montreal. Since 1974, he has been a member of the Association of Chartered Accountants of Quebec and a certified Tutor. From 1974 to 1981, he worked as a Director with Maheux, Noiseux, CA. From 1979 to 1983, he worked as a Junior Lecturer with the Ecole des Hautes Etudes Commerciales in Montreal. From 1981 to 1983, he was a partner with Lussier Senecal, CA. From 1984 to 1989, he was a partner with Samson Belair, CA. From 1989 to 1991, he worked as a Director of a private corporation and as a financial consultant. Since 1992, Mr. Simard has operated his own accounting firm. From 1997 to 2002, he acted as a Director and CFO of the Mont Orford Ski Team. In 2000, Mr. Simard became registered as a Chartered Professional Accountant in Florida.

Effective as of June 5, 2006, Mr. Gaetan Leonard was appointed as a director of the Company. There are no employment or other agreements between Mr. Leonard and the Company regarding his service as a director. Mr. Leonard earned his Bachelors degree in Engineering Physics from Montreal University (Polytechnique) in Quebec in 1981. Mr. Leonard was awarded a Masters in Business Administration from McGill University in Quebec in 1987. From 1981 to 1983 and 1988 to 1991 Mr. Leonard worked as Field Engineer and District Engineer for Schlumberger of Canada in High Level, and Brooks, Alberta. From 1984 to 1985 he worked as Manager for E. Beaulac Inc., a construction materials retail business in Montreal. During summer 1986, as student, he also worked as Analyst for the National Research Council of Canada in Ottawa, Ontario. From 1993 to 1994 he worked as Programmer & Analyst for Calculus Compagnie d'Informatique Limitee in Laval, Quebec. From 1994 to the present he has served as President and CEO of Flairbase Inc. Since November 8, 2005 Mr. Leonard has also served as a Director of Gallant Energy International Limited, an energy specialized firm currently working to develop an ethanol production plant in China. Mr. James Pak Chiu Leung is the brother in law of Mr. Leonard's wife.

Mr. Guy Chevrette and Mr. Gaetan Leonard have each also been appointed as the directors of the Company as of June 5, 2006. There are no employment or other agreements between either Mr. Chevrette or Mr. Leonard and the Company regarding his service as a director. At the present time, the Company has no directors' committees.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ARCH MANAGEMENT SERVICES INC.
                                                  (Registrant)

July 17, 2006
                                        By: /s/ James Pak Chiu Leung
                                            ------------------------------------
                                            Name:  James Pak Chiu Leung
                                            Title: Principal Executive Officer

July 17, 2006
                                        By: /s/ Gilles Simard
                                            ------------------------------------
                                             Name:  Gilles Simard
                                             Title: Principal Financial Officer