Form 10QSB
period 2006-08-31
Arch Management Services Inc.
filed 2006-10-23
CIK 1307701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒	Quarterly report pursuant to section 13 or 15(D) of the securities exchange act of 1934
For the quarterly period ended: August 31, 2006

☐	Transition report pursuant to section 13 or 15(D) of the exchange act of 1934
For the transition period from ________ to _________

Commission File Number: 000-51388

ARCH MANAGEMENT SERVICES INC.
(Exact Name of Small Business Issuer as specified in its charter)

Nevada	84-1665042
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

6600, Trans-Canada
Suite 519
Pointe-Claire, Quebec H9R 4S2
Canada
(Address of principal executive offices)

(514) 771-3795
(Issuer’s telephone number, including area code)

4-2341 West Broadway
Vancouver, British Columbia, V6K 2E6
Canada
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,162,750 shares of $0.001 par value common stock outstanding as of October 12, 2006.

Transitional Small Business Disclosure Format (check one): ☐ Yes ☒ No

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

ARCH MANAGEMENT SERVICES INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(UNAUDITED)

	August 31,	Nov. 30,
	2006	2005
ASSETS

Cash	$29,230	$60,801
Government tax receivables	10,422	--
	$39,652	$60,801
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$96,318	$337
Loan payable to related party	--	4,193

TOTAL CURRENT LIABILITIES	96,318	4,530

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $.001 par value, 100,000,000 shares
authorized, 10,162,750 shares issued and outstanding	10,163	10,163
Additional paid-in capital	131,968	114,435
Deficit accumulated during development stage	(198,797)	(68,327)

Total stockholders' equity (deficit)	(56,666)	56,271

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$39,652	$60,801

ARCH MANAGEMENT SERVICES INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF EXPENSES
THREE MONTHS AND NINE MONTHS ENDED AUGUST 31, 2006 AND 2005 AND THE PERIOD
FROM SEPTEMBER 9, 2004, (INCEPTION) THROUGH AUGUST 31, 2006
(UNAUDITED)

	Three Months Ended		Nine Months Ended		Through Inception
	Aug. 31,	Aug. 31,	Aug. 31,	Aug. 31,	Aug. 31,
	2006	2005	2006	2005	2006

General and administrative	$104,483	$27,187	$130,374	$48,507	$198,364

Interest expense	-	96	96	290	433

NET LOSS	$(104,483)	$(27,283)	$(130,470)	$(48,797)	$(198,797)

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average shares outstanding	10,162,750	5,023,250	10,162,750	4,522,839

ARCH MANAGEMENT SERVICES INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED AUGUST 31, 2006 AND 2005 AND THE PERIOD
FROM SEPTEMBER 9, 2004, (INCEPTION) THROUGH AUGUST 31, 2006
(UNAUDITED)

	Nine months Ended Aug. 31, 2006	Nine months Ended Aug. 31, 2005	Inception Through Aug. 31, 2006
Cash flows from operating activities:

Net loss	$(130,470)	$(48,797)	$(198,797)
Adjustments to reconcile net loss to cash used in operating activities:
Imputed rent and salary expenses	12,393	25,650	54,243
Changes in:
Deferred offering costs	--	20,000	--
Government taxes receivables	(10,422)	--	(10,422)
Accounts payable and accrued expenses	91,788	(19,710)	92,125

Net cash used in operating activities	(36,711)	(22,857)	(62,851)
Cash flows from financing activities:
Proceeds from sales of common stock	--	82,348	82,748
Proceeds from loan	--	2,380	4,193
Loan repayments	5,140	--	5,140

Net cash provided by (used in )
Financing activities	5,140	84,728	92,081

Net change in cash	(31,571)	61,871	29,230
Cash at beginning of period	60,801	355	--
Cash at end of period	$29,230	$62,226	$29,230

Supplemental information:
Interest paid	$-	$-	$337
Income taxes paid	-	-	-

ARCH MANAGEMENT SERVICES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Arch Management Services Inc. (“Arch”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Arch’s Annual Report on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2005, as reported in the Form 10-KSB, have been omitted.

NOTE 2 COMMON STOCK

On March 30, 2006, Arch revised its capital structure. Arch’s two directors, Mr. Nigel Johnson and Mr. Alfred Nutt, each voluntarily tendered and cancelled 500,000 shares of their Company common stock. Consequently, the common stock holdings of Mr. Johnson and Mr. Nutt were reduced from 2.0 million shares of common stock each to 1.5 million shares of common stock, respectively.

Arch issued a stock dividend to shareholders of record as of April 5, 2006, of 6 additional shares of common stock for each share of common stock held. However, Arch’s two directors, Mr. Nigel Johnson and Mr. Alfred Nutt, each waived their respective rights to participate in such stock dividend. Subsequent to payment of the stock dividend, Arch has 10,162,750 issued and outstanding shares of common stock.

For financial statement presentation, all of the foregoing transactions with respect to adjustments of the issued and outstanding shares of Arch’s common stock are shown as having occurred as of the first day of the period covered by this report.

NOTE 3 - SUBSEQUENT EVENTS

On September 1, 2006, Arch and Gallant Energy International Inc. (“Gallant”) entered into a Purchase Agreement, pursuant to which Gallant sold Arch Gallant’s interest in a joint venture (the “Venture”) it formed with certain Chinese entities to develop facilities for the production of ethanol fuel in the People’s Republic of China, in exchange for the issuance of 5,000,000 shares of Arch’s common stock. Upon the issuance of these 5,000,000 shares Gallant became the owner of approximately 33% of Arch’s issued and outstanding common stock.

On September 30, 2006, Arch’s Compensation Committee granted options to purchase up to 320,000 shares of Arch’s common stock at an exercise price of $0.05 to the officers and directors of Arch.

On October 5, 2006, Arch’s Board of Directors adopted an Equity Incentive Plan, pursuant to which options for the purchase of up to 2,000,000 shares of common stock may be granted by Arch.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Forward Looking Statements

The following discussion of the financial condition and plan of operations of Arch Management Services Inc. (referred to herein as the "Company," and "we") should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the period ended August 31, 2006 (this "Report"). This Report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements". Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

Plan of Operation

The Company was organized under the laws of the State of Nevada on September 9, 2004. It was initially the intention of the Company’s officers and directors to establish a management and consulting business providing services to individuals working in the acting and entertainment industry. It was anticipated that the Company would provide services including: (i) the management of business affairs for actors and entertainers; (ii) representation and negotiation of agreements on behalf of actors and entertainers; and (iii) the promotion of the business interests of actors and entertainers. The founders of the Company subsequently decided that the Company should pursue other opportunities, and a change of control of the Company occurred on June 5, 2006.

On June 5, 2006, 3,000,000 restricted common shares of the Company were sold by Nigel Johnson and Alfred Nutt (the "Sellers") to five individuals and entities: Fiducie Chevrette, Gaetan Leonard, Lai Yin Cheung, Capex Investments Limited, and Sun Rich International Limited (collectively, the “Purchasers”). The Purchasers purchased these shares pursuant to a Securities Purchase Agreement dated as of June 5, 2006 (the “Securities Purchase Agreement”). The Purchasers paid a total sum of $50,010.50 for the 3,000,000 restricted common shares held by the Sellers, which represented 29.5% of the 10,162,750 issued and outstanding shares of the Company as of June 5, 2006.

In connection with the execution of the Securities Purchase Agreement, the Company’s directors and its President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer resigned. Mr. Guy Chevrette, Mr. James Pak Chiu Leung, and Mr. Gaetan Leonard were each appointed as the directors of the Company, although Mr. Leonard subsequently resigned on September 5, 2006. Mr. James Pak Chiu Leung now serves as the Company's Chief Executive Officer and Mr. Gilles Simard now serves as the Company’s Chief Financial Officer. The Company has changed its business model, which now focuses on the development of facilities for the production of ethanol fuel in the People’s Republic of China. The Company has not yet commenced the production of ethanol.

Effective July 31, 2006, the directors of the Company approved and recommended an Amendment to change the Company’s name from Arch Management Services Inc. to Tiger Ethanol International Inc.

We have been a start-up stage corporation since inception and have not commenced operations or realized any revenues from operations. The ability of the Company to emerge from the development stage with respect to its planned principal operations is dependent upon its ability to secure market acceptance of its business plan and to raise additional funds and/or generate sufficient revenue through operations. There is no guarantee that the Company will be able to complete any of the objectives outlined above and, even if it does accomplish certain objectives, there is no guarantee that the Company will attain profitability. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. In their report letter dated January 8, 2006, our auditors issued a going concern opinion. This means that our auditors believe that there is substantial doubt as to whether we can continue as an on-going business. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

In the event of the successful completion of the fund raising contemplated hereby, once operations commence, we must begin generating a profit from our operations.  If we do not begin generating a profit in the near future we may have to suspend or cease operations.  Funds on hand will not sustain operations for the next year.  In order to become profitable, we will need to generate revenues to offset our cost of revenues, sales and marketing, and general and administrative expenses. If we do not become profitable, we will need to raise additional capital to sustain our operations. However, we may be unable to secure additional financing on terms acceptable to us, if at all. If our losses continue and we are unable to secure sufficient additional financing, we may ultimately be required to seek protection from creditors under applicable bankruptcy laws.

To date, the Company has not generated any revenues and has not commenced business operations. Management is currently devoting much of its time to developing a market for its business, considering other avenues of obtaining funds, and considering alternative business opportunities. On August 31, 2006, the Company had $39,651 in current assets and $93,418 in liabilities. In the event that the Company is able to proceed with implementing its planned activities, we anticipate that cash reserves will be exhausted within approximately four to six months if sufficient revenue is not generated during this time. For the company to remain in business for more than four to six months, we believe that we will need to raise additional funds through loans and/or equity financing. If we need additional cash and cannot raise it then we will either have to suspend operations until we do raise the cash or cease operations entirely. If we need additional funds, then we will need to find alternative sources, such as a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. Other than as described in this paragraph, we have no other financing plans and have not made any arrangements to raise additional cash.

We have not conducted any product research or development. We do not expect to purchase or sell any significant equipment nor do we expect any significant changes in the number of our employees.

Financial Condition, Liquidity and Capital Resources

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

As of August 31, 2006, we had negative working capital of $67,088 compared to positive working capital of $47,817 at May 31, 2006.

As of August 31, 2006 our Company had total assets of $39,652 consisting of cash and government tax receivables, which compares with our Company's total assets at May 31, 2006, of $49,057 consisting of cash. This decrease is primarily the result of an increase in management and professional fees incurred in connection with the Company’s new plan of opening an ethanol production facility in China.

As of August 31, 2006, our Company's total liabilities were $96,318. Our total liabilities at May 31, 2006, were $1,240. The increase is primarily the result of management fees and professional fees incurred in connection with the Company’s new line of business.

Our Company has not generated any revenues since inception. Until the Company commences business operations, it anticipates surviving with its current cash reserves and if possible, from shareholder loans and/or funding from sales of its securities.

Results of Operations

Our Company posted a loss of $130,470 for the nine months ending August 31, 2006, and a loss of $48,797 for the nine months ending August 31, 2005. The principal components of the loss were administration and professional fees. Operating expenses for the nine months ending August 31, 2006, were $130,374, and for the nine months ending August 31, 2005, were $48,507.

Off-Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements.

Item 3. Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934 (the "Exchange Act"). Based on their evaluation, the Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to he Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, to allow timely decisions on required disclosures and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On July 31, 2006, the directors of the Company approved and recommended the amendment to change the Company’s name from “Arch Management Services Inc.” to “Tiger Ethanol International Inc.” However, because stockholders holding a majority of the voting rights of all outstanding shares of capital stock have voted in favor of the foregoing proposal by written consent, and possess sufficient voting power to approve such proposal through their ownership of capital stock, no other stockholder consents were solicited in connection with this amendment.

Item 5. Other Information

On July 5, 2006, the Company’s Board of Directors approved a change of the Company’s head office from 2341 West Broadway, Suite 4, Vancouver, British-Columbia, V6K 2E6 to 6600, Trans-Canada Suite 519, Montreal, Province of Quebec, Canada H9R 4S2. The Board of Directors has authorized James Pak Chiu Leung to proceed with the establishment of the new head office of the Company and to execute all documents needed in connection therewith.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit No.	Description of Exhibits

Exhibit 10.2
Purchase Agreement, dated as of September 1, 2006, between the Company and Gallant Energy International Inc., incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on September 18, 2006.

Exhibit 10.3
Securities Purchase Agreement, dated as of June 5, 2006, between Nigel Johnson, Alfred Nutt, Fiducie Chevrette, Gaetan Leonard, Lai Yin Cheung, Capex Investments Limited, and Sun RichInternational Limited.

Exhibit 10.4	Form of Indemnification Agreement

Exhibit 10.5	Loan Agreement, dated as of September 30, 2006, between the Company and Asset Protection Fund Limited.

Exhibit 14.1	Code of Conduct, incorporated by reference to Exhibit 14.1 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on August 31, 2006.

Exhibit 14.2	Equity Incentive Plan

Exhibit 14.3	Audit Committee Charter

Exhibit 14.4	Whistleblower Procedures Policy

Exhibit 14.5	Governance Charter

Exhibit 14.6	Compensation Charter

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.

Exhibit 32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

June 8, 2006 (as amended on June 23, 2006)

A report on Form 8-K was filed on June 8, 2006, as amended on June 23, 2006, in connection with changes in control of the Company, the departure of directors and officers, and the appointment of new officers and directors. On June 5, 2006, 3,000,000 restricted common shares of the Company were sold by Nigel Johnson and Alfred Nutt (the "Sellers") to five individuals and entities: Fiducie Chevrette, Gaetan Leonard, Lai Yin Cheung, Capex Investments Limited, and Sun Rich International Limited (collectively, the “Purchasers”). The Purchasers purchased these shares pursuant to a Securities Purchase Agreement dated as of June 5, 2006 (the “Securities Purchase Agreement”). The Purchasers paid a total sum of $50,010.50 for the 3,000,000 restricted common shares held by the Sellers, which represented 29.5% of the 10,162,750 issued and outstanding shares of the Company as of June 5, 2006.

In connection with the execution of the Securities Purchase Agreement, the Company’s directors and its President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer resigned. Mr. Guy Chevrette, Mr. James Pak Chiu Leung, and Mr. Gaetan Leonard were each appointed as the directors of the Company, although Mr. Leonard subsequently resigned on September 5, 2006. Mr. James Pak Chiu Leung now serves as the Company's Chief Executive Officer and Mr. Gilles Simard now serves as the Company’s Chief Financial Officer.

SUBSEQUENT EVENTS

On September 1, 2006, the Company and Gallant Energy International Inc. (“Gallant”) entered into a Purchase Agreement, pursuant to which Gallant sold the Company its interest in a joint venture (the “Venture”) it formed with certain Chinese entities to develop facilities for the production of ethanol fuel in the People’s Republic of China, in exchange for the issuance of 5,000,000 shares of the Company’s common stock. Upon the issuance of these 5,000,000 shares of the Company’s common stock pursuant to the September 1, 2006 agreement, Gallant became the owner of approximately 33% of the Company’s issued and outstanding common stock. The Company’s business will now be the ownership of a majority interest in the Venture.

On September 5, 2006, Mr. Gaetan Leonard resigned from the Company’s Board of Directors.

On September 7, 2006, the Company’s Board of Directors appointed Mr. Arthur Rawl, Mr. Naim Kosaric and Ms. Nancy Wang-Yang Ho as directors.

On September 13, 2006, the Company’s Board of Directors named Mr. Rawl chairman of the Company’s Board of Directors.

On September 30, 2006, the Company’s Board of Directors established an Audit Committee to assist the Board of Directors in fulfilling its oversight responsibilities by reviewing (a) the financial reports and other financial information provided by the Company to any governmental body or the public; (b) the Company’s systems of internal controls regarding finance, accounting, legal compliance and ethics that management which the Board has established; and (c) the Company’s auditing, accounting and financial reporting processes generally. The Board appointed Arthur Rawl as the Chairman of the Audit Committee and its Financial Expert, and appointed Guy Chevrette and Dr. Nancy Ho as members of the Audit Committee.

On September 30, 2006, the Company’s Board of Directors adopted the following charters and policies:

1.	An Audit Committee Charter;
2.	A Whistleblower Procedures Policy;
3.	A Governance and Compensation Charter;
4.	A Disclosure Policy; and
5.	An Indemnification Agreement.

On September 30, 2006, the Company’s Board of Directors authorized the Company to enter into a loan agreement, pursuant to which the Company would borrow $100,000 CAD, at an interest rate of 8% annually, payable on the first day of each month for a term of 24 months with Asset Protection Fund Limited.

On October 5, 2006, the Company’s Board of Directors adopted an Equity Incentive Plan, and authorized the Company to issue options for the purchase of up to 2,000,000 shares of the Company’s common stock, pursuant to the terms and conditions set forth therein.

Effective as of September 29, 2006, the Company’s Compensation Committee granted options to purchase up to 70,000 shares of the Company’s stock at an exercise price of $0.05 to Mr. Guy Chevrette.

On September 30, 2006, the Company’s Compensation Committee granted options to purchase up to an aggregate of 320,000 shares of the Company’s stock at an exercise price of $0.05 to Dr. Nancy Ho, Dr. Naim Kosaric, Mr. James Leung, Mr. Arthur Rawl, and Mr. Gilles Simard. The above-referenced individuals were each granted options to purchase the following number of shares of the Company’s common stock, all exercisable at an exercise price of $0.05.

1.	Dr. Nancy Ho was granted an option exercisable for the purchase of 60,000 shares of the Company’s common stock at an exercise price of $0.05;
2.	Dr. Naim Kosaric was granted an option exercisable for the purchase of 60,000 shares of the Company’s common stock at an exercise price of $0.05;
3.	Mr. James Leung was granted an option exercisable for the purchase of 60,000 shares of the Company’s common stock at an exercise price of $0.05;
4.	Mr. Arthur Rawl was granted an option exercisable for the purchase of 100,000 shares of the Company’s common stock at an exercise price of $0.05; and
5.	Mr. Gilles Simard was granted an option exercisable for the purchase of 40,000 shares of the Company’s common stock at an exercise price of $0.05.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCH MANAGEMENT SERVICES INC.
(Registrant)
October 19, 2006
	By:	/s/ James Pak Chiu Leung
Name: James Pak Chiu Leung
Title: Principal Executive Officer

October 19, 2006
	By:	/s/ Gilles Simard
Name: Gilles Simard
Title: Principal Financial Officer