Form 10KSB
period 2006-11-30
Tiger Ethanol International Inc.
filed 2007-03-15
CIK 1307701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

☒    Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended: November 30, 2006

☐    Transition Report under Section 13 or 15(d) of the Exchange Act of 1934
    For the transition period from ________ to _________

Commission File Number: 000-51388

TIGER ETHANOL INTERNATIONAL INC.
(Name of Small Business Issuer in its Charter)

Nevada	84-1665042
(State of other jurisdiction of	(IRS Employer Identification
incorporation or organization)	Number)

6600, Trans-Canada, Suite 519
Pointe-Claire, Quebec H9R 4S2
Canada
(Address of principal executive offices)

(514) 771-3795
(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐  No ☒

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

State issuer’s revenues for its most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $23,743,906 at February 20, 2007.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  The Issuer had 15,912,750 shares of Common Stock, par value $.001, outstanding as of February 20, 2007.

Transitional Small Business Disclosure format (Check one): Yes ☐  No ☒

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-KSB (this “Annual Report”) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “contemplates,” “continues,” “estimates,” “anticipates,” “expects,” “intends,” “may,” “will” or “should,” or, in each case, their negative or other variations or comparable terminology. You should read statements that contain these words carefully because they:

•	discuss future expectations;

•	contain projections of future results of operations or financial condition; or

•	state other “forward-looking” information.

We believe it is important to communicate our expectations to our stockholders. However, there may be events in the future that we are not able to predict accurately or over which we have no control. The risk factors and cautionary language discussed in this Annual Report provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by us in such forward-looking statements, including among other things:

•	the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government actions relating to the Company;

•	changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in demand for products or services;

•	terrorist activities and international hostilities, which may adversely affect the general economy, financial and capital markets;

•	the Company’s business strategy and plans;

•	the introduction, withdrawal, success and timing of business initiatives and strategies;

•	harm to the Company’s reputation;

•	fluctuations in customer demand;

•	management of rapid growth;

•	the impact of increased competition;

•	the impact of future acquisitions; and

•	the ability to attract and retain highly talented professionals.

     By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report. In addition, even if our results of operations, financial condition and liquidity, and developments in the industry in which we operate, are consistent with the forward-looking statements contained in this Annual Report, those results or developments may not be indicative of results or developments in subsequent periods. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of such statements.

All forward-looking statements included herein are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report. Except to the extent required by applicable laws and regulations, the Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events.

Unless otherwise provided in this Annual Report, references to the “Company,” the “Registrant,” the “Issuer,” “we,” “us,” and “our” refer to Tiger Ethanol International Inc. (formally known as Arch Management Services Inc.).

ii

PART I

ITEM 1: DESCRIPTION OF BUSINESS

Overview

The Company was incorporated in the State of Nevada on September 9, 2004 as Arch Management Services Inc. Initially, the intention of the Company’s officers and directors was to establish a management and consulting business providing services to individuals working in the acting and entertainment industry. It was anticipated that the Company would provide services including: (i) the management of business affairs for actors and entertainers; (ii) representation and negotiation of agreements on behalf of actors and entertainers; and (iii) the promotion of the business interests of actors and entertainers. The founders of the Company subsequently decided that the Company should pursue other opportunities, and a change of control (the “Change of Control”) of the Company occurred on June 5, 2006.

On June 5, 2006, 3,000,000 restricted common shares of the Company were sold by Nigel Johnson and Alfred Nutt (the "Sellers") to five individuals and entities: Fiducie Chevrette, Gaetan Leonard, Lai Yin Cheung, Capex Investments Limited, and Sun Rich International Limited (collectively, the “Purchasers”). The Purchasers purchased these shares pursuant to a Securities Purchase Agreement dated as of June 5, 2006 (the “Securities Purchase Agreement”). The Purchasers paid a total sum of $50,010 for the 3,000,000 restricted common shares held by the Sellers, which represented 29.5% of the 10,162,750 issued and outstanding shares of the Company as of June 5, 2006.

In connection with the execution of the Securities Purchase Agreement, the Company’s directors and its President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer resigned on June 5, 2006. Mr. Guy Chevrette, Mr. James Pak Chiu Leung, and Mr. Gaetan Leonard were each appointed as the directors of the Company. Mr. Leonard subsequently resigned on September 5, 2006. Mr. James Pak Chiu Leung has served as the Company's Chief Executive Officer since that date. Mr. Gilles Simard served as the Company’s Chief Financial Officer from June 5, 2006 to January 9, 2007. Michel St-Pierre has served as Chief Financial Officer of the Company since January 9, 2007.

Pursuant to the Change of Control, on September 1, 2006, the Company and Gallant Energy International Inc. (“Gallant”) entered into a Purchase Agreement pursuant to which Gallant sold the Company its interest in a joint venture it formed with certain Chinese entities to develop facilities for the production of ethanol fuel in the People’s Republic of China, in exchange for the issuance of 5,000,000 shares of the Company’s common stock.

In connection with the Change of Control, the Company changed its name from “Arch Management Services Inc.” to “Tiger Ethanol International Inc.” on November 24, 2006. The Company’s trading symbol on the over-the-counter bulletin board has been changed to TGEI.OB.

Our Business

We are a development stage company. We have not commenced operations as of the date of this Annual Report. The Company entered into a joint venture named Xinjiang Yajia Distillate Company Limited (the “Venture”) to produce ethanol in the People’s Republic of China. The Company owns 90% of the Venture. Xinjiang Wangye Brewing Co. Ltd. and Guangdong Kecheng Trading Co. Ltd. each own 5% of the Venture. This ethanol will be produced from agricultural products.

Ethanol is produced from starch or sugar-based feed products, including corn, potatoes, and wheat, as well as from agricultural waste products. Historically, corn has been the primary source. Ethanol has been widely utilized as a fuel additive since the late 1970’s, when its value as a product extender for gasoline was explored.

Economic Development in China and the Demand for Fuel

The People’s Republic of China has experienced significant economic growth in recent years. This growth has followed the government’s decision to liberalize its economic policies, including those in support of certain private enterprise initiatives. As a result of economic growth and the creation of an increased number of middle class and affluent consumers, there has been a rapid increase in China in the number of motor vehicles in use. The number of motor vehicles in China is expected to expand in proportion to the rate of economic growth. The growth in the number of vehicles in use in China has significantly and rapidly increased the demand for liquid fuels such as gasoline. The world’s petroleum market has been impacted by this increase in Chinese demand.

The rapid economic growth of China has had a significant impact on the country’s environment. Pollution caused by automobiles is a significant and increasing concern. For these reasons, the Chinese Government has acted to reduce automobile-related emissions. New passenger car fuel consumption standards and regulations were announced October 28, 2004, and have been in force since July 1, 2005.

In 2002 the Chinese government passed the “Law Concerning Testing for the Extensive Use of Bio-ethanol Gasoline for Automobiles and the Regulations Concerning the Conduct of Testing of Bio-ethanol Gasoline for Automobiles” to encourage the use of ethanol fuel. Subsequently, the government has expanded policies meant to encourage ethanol fuel production.

Ethanol Fuel Production in China

In 2005 China produced in excess of 10 million tons of Ethanol Fuel blended gasoline (E10). This product is a blend of gasoline including 10% ethanol fuel. At this level of production China ranked third behind Brazil and the United States in ethanol blended fuels. The Chinese government has set a target of increasing production by 50 million tons over the next five years, seeking to achieve 60 million tons by 2010. Substantially all of the productive capacity in place at the end of 2005 was in the hands of the Chinese government and reflected operations standards typically expected in a centrally controlled state-run environment. To achieve this 2010 national production goal, it is expected that China will have to both update existing manufacturing methods and equipment as well as add substantial new production capacity.

The Venture

The Venture intends to become a significant ethanol manufacturer serving the needs of China’s rapidly expanding personal and commercial transportation market segments. To do so it will apply existing technology within a planned network of manufacturing plants that benefit from the Venture’s established and maturing relationships with both regional governments and government-owned businesses engaged in the production of agricultural products suitable for use in the production of ethanol. The Venture will attempt to minimize the net impact of its manufacturing on China’s food supply by returning to the food production system animal feed that will be a by-product of its ethanol production process. By way of comparison, in Brazil the similar by-product is typically burned to produce energy needed for the manufacturing process.

Through significant study and extensive field research the Venture has identified the western province of Xinjiang as the site of its initial manufacturing operations. The province is rich in coal energy and will be able to easily accommodate the proposed manufacturing plant’s projected energy needs. It also has a well-established, comparatively modern agricultural base, including large tracts dedicated to corn crops. This agricultural base enjoys extensive land reserves for future crop development as well as the planned crop rotation necessary to meet both food demands and the Venture’s bio-mass requirements.

Xinjiang is in China’s distant west but is not remote. It enjoys above average rail and road transportation networks and well-developed communication systems. Located on the Tibet/China border, the province has recently benefited from infrastructure development.

Key Agreements

The Venture has entered into several important agreements with the appropriate agencies of the Chinese Government. On June 9, 2006, the Hami District of Xinjiang Province granted to the Venture a Deed of Use for 150 acres of industrial land for the construction and operation of the Venture’s ethanol manufacturing plant (the “Grant”). On November 28, 2006, the Grant was approved and confirmed by the issuance of a Land Approval Confirmation from the Hami City Land Resource Bureau. This Land Approval Confirmation will terminate on November 27, 2056. The Xinjiang People’s Government has waived the Venture’s obligation to pay a Land Use Compensation Fee and a New Construction Compensation Fee. The People’s Republic of China does not permit private ownership of land by foreign enterprises, and similar properties are not offered for lease in the market. Accordingly it is not possible for the Venture to establish a value for the Grant.

On December 29, 2006 the Venture entered into an agreement with Xinjiang Yili Agricultural Division Supply and Sales Company (the “Xinjiang Yili Company”), a government-owned Chinese business, for supplies of corn to be used in the Venture’s planned ethanol manufacturing plant in Hami District.

The terms of the agreement provide that during the initial period of five years the Xinjiang Yili Company will supply the Venture with the corn necessary for its initial production level of 20,000 to 30,000 tons of ethanol pursuant to a preferential pricing formula that results in a discount to the prevailing commodity market price. It is anticipated that the Venture will require 8-10 millions tons of corn as raw material each year. The Venture and the Xinjiang Yili Company will periodically need to sign formal purchase contracts (i.e. routine purchase orders including all terms).

In addition, this agreement grants the Venture “grandfathered” status as an ethanol producer in China, in contrast to certain other ethanol producers who will be subject to constraints on production following the Chinese central government’s recent edict limiting the use of corn for ethanol production.

Inbound Foreign Investment and Government Planning Approvals

While China is moving away from its former command economy structure, many of the protective controls remain. Accordingly, the Venture applied for, and on June 6, 2006, received, the necessary approvals from the Chinese government for the “Establishment of Enterprise with Foreign Investment in the People’s Republic of China” for the purpose of “Production and sale of ethanol”.

On July 7, 2006 the Venture applied to the Hami District Development Planning Commission for approval of its initial 20,000 metric ton annual production ethanol plant, with a by-product of 18,500 tons of animal feed (DDGS). Approval of the Venture’s application was received on August 6, 2006. Pursuant to a certificate dated May 31, 2006, the incorporated name of the plant is Xinjiang Yajia Distillate Company Limited.

Hami District Development Schedule

The Venture intends to initially construct and operate a 20,000 metric ton annual capacity ethanol plant in Hami District. To accomplish this, the Venture anticipates that it will require $7.5 million for all costs, including construction, start-up, working-capital (including $2 million for purchase of three month’s bio-mass inventory) and associated activities. The bio-mass inventory requirement may be debt-financed with a local Chinese bank at approximately 8% per interest cost per year. Off-the-shelf technology and turn-key plant construction projects are readily available from various companies which have engaged in ethanol plant construction throughout the world, including Praj Ltd. of India and Dedini, SA of Brazil, should the Venture choose not to use technology now available to it in China.

The development timeline of the initial Hami plant is expected to be approximately twelve to eighteen months from ground-breaking to production, with an additional eight months to achieve the full design annual production rate of 20,000 metric tons. At full capacity the plant is expected to employ a total of between 50 and 60 production and administrative workers. When operating at the 20,000 metric ton level the plant is expected to earn annualized revenues of approximately $12 million and expend approximately $10 to $11 million in net bio-mass costs and operating expenses resulting in a pre-tax profit of approximately $1 to $2 million. During the first five years of production the plant and its operations will be exempted from income taxes (currently 33%) and real estate taxes. During production years six through nine it is expected that the exemption from income taxes will be two-thirds of the 33% rate and two-thirds of the assessed real estate taxes. After year nine the Venture is expected to pay full income and real estate taxes.

As of the date hereof, the Company has no employees other than its two officers, Mr. James Leung and Mr. Michel St. Pierre. The Company does not have employment agreements with these officers.

The plant will initially be making ethanol for non-fuel uses. The Company must produce 50,000 tons of ethanol before it can apply for the fuel ethanol permit. Upon receipt of the permit, the Company may receive subsides from the Chinese government.

The Availability of Raw Materials in China

We will depend on certain suppliers for raw materials utilized in the production of ethanol, and any significant delay in our ability to obtain these raw materials from our suppliers could cause harm to our business.  Our current dependence on a few suppliers, companies owned by the Chinese government, exposes us to certain risks, including shortages of manufacturing capacity, reduced control over delivery schedules, quality assurance, production yield and costs.  Any significant delay in our ability to obtain adequate quantities of the raw materials from our current or alternative suppliers could cause our business, financial condition and results of operations to suffer.

The Chinese government has undertaken several steps to supplement the availability in the marketplace of the raw materials necessary for ethanol production. These steps have included (i) arranging for the production of cassava on Chinese controlled farms in Laos and exploring possible production in certain areas of China (Cassava is a high sugar, high starch root vegetable widely cultivated in emerging economies that enjoy warmer climates, and is uniquely suited to ethanol production); and (ii) attempting to improve the strains of sugar cane and sugar beets under cultivation within the country in order to expand the production of ethanol.

The Chinese government has also recognized the need to improve the strains of sugar cane and sugar beets under cultivation within the country in order to expand production thereby supporting both the demand for sugar and production of ethanol. China has a large agricultural base. In light of the importance the government has placed on the goal of expanding China’s bio-mass supply, it is reasonable to believe that adequate bio-mass will be available to support ethanol producers during the foreseeable future. Should these policies cease, however, adequate raw materials for the Company and other ethanol producers may become scarce or excessively expensive.

The Distribution of Ethanol

The Company does not intend to hire a sales staff to market our ethanol. We expect to enter into agreements with third party distributors to market and sell our ethanol. We have no contract with any distributor for the sale of our products. If we are unable to secure the services of third party distributors or if any of the entities that we contract with breaches or terminate our distribution contracts or is unable to provide any of the services contracted for, we will not have any readily available means to sell our ethanol. Our dependence on these distributors means that our financial performance depends upon the financial health of the distributors we contract with.

Intellectual Property

For the first two years of the operation of the ethanol production facility, the Company intends to primarily utilize technologies that are currently public knowledge.

The Company’s Competitive Position

The markets in which we do business are highly competitive. In the market in which we operate, there are many competitors, some of which are significantly larger, have access to much more important resources or capital than us, or have established reputations among potential customers.

Competition in the ethanol industry is intense. We will face formidable competition in every aspect of our business, and particularly from companies that are seeking to develop large-scale ethanol plants. We will face competitive challenges from larger facilities and organizations that produce a wider range and larger quantity of products than we can, and from other plants similar to our proposed ethanol plant. Our ethanol plant will be in direct competition with other ethanol producers, many of which have more experience and greater resources than we do. Some of these producers are, among other things, capable of producing a significantly greater amount of ethanol and will compete with us for raw materials and product markets. Nationally, the ethanol industry may become more competitive given the substantial amount of construction and expansion that is occurring in the industry. We may also compete with ethanol that is produced or processed in certain countries outside of China.

Some of the entities producing substantial amounts of ethanol in China include China Resources Alco, Jilin Fuel Ethanol Co., Ltd, Anhui BBCA Biochemical Co., Ltd, and Henan Tianguan Fuelethanol Co., Ltd.

Legal System of the People’s Republic of China

China's legal system is based on written statutes and their interpretation by the Supreme People's Court. Prior court decisions may be cited for reference but have limited value as precedents. Since 1979, the Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. In addition, as the Chinese legal system develops, we cannot assure that changes in such laws and regulations, and their interpretation or their enforcement will not have a material adverse effect on our business operations.

Second Phase Development:

The Company is currently exploring a second phase of development. This would involve the construction of a 100,000 ton annual production integrated ethanol plant. Such plant would be expected to provide for electricity co-generation (heat recovery) as well as have the capability to produce soy-based bio-diesel. While off-the shelf plants are available with these capabilities, depending on market conditions, the Venture may choose to develop proprietary technology in order to raise production and/or operating efficiency. A second round of financing estimated to be between US$35 to US$40 million would be required for the second phase of development.

Where You Can Find More Information

The Company is and expects to remain a “reporting company.” We will therefore be required to continue to file annual, quarterly and other filings with the U.S. Securities and Exchange Commission (the “SEC”). Members of the public may read and copy any materials which we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Members of the public may obtain additional information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, as well as other information regarding issuers that file electronically with the SEC. This site is located at http://www.sec.gov.

You may also request a copy of our filings at no cost, by writing or telephoning us at:

TIGER ETHANOL INTERNATIONAL INC.
6600 Trans-Canada, Suite 519
Pointe-Claire, Quebec H9R 4S2 Canada
Telephone: 514-771-3795
Attention: Mr. James Pak Chiu Leung
Chief Executive Officer, President and Director

ITEM 2: DESCRIPTION OF PROPERTY

The Company does not own any real estate. The Company does not plan on investing in real estate in the near future.

The Company is renting office space in Pointe-Claire, Quebec, Canada for $500 per month.

The Venture has entered into several important agreements with the appropriate agencies of the Chinese Government. On June 9, 2006, the Hami District of Xinjiang Province granted to the Venture a Deed of Use for 150 acres of industrial land for the construction and operation of the Venture’s ethanol manufacturing plant (the “Grant”). On November 28, 2006, the Grant was approved and confirmed by the issuance of a Land Approval Confirmation from the Hami City Land Resource Bureau. This Land Approval Confirmation will terminate on November 27, 2056. The Xinjiang People’s Government has waived the Venture’s obligation to pay a Land Use Compensation Fee and a New Construction Compensation Fee. The People Republic of China does not permit private ownership of land by foreign enterprises, and similar properties are not offered for lease in the market. Accordingly it is not possible for the Venture to establish a value for the Grant.

The Company believes that its current office facilities will be sufficient for the foreseeable future.

ITEM 3: LEGAL PROCEEDINGS

The Company is not, and has not been during the period covered by this Annual Report, a party to any legal proceedings.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no meeting of security holders during the period covered by this Annual Report.

No matters were submitted to the vote of the Company’s security holders during the fourth quarter of the fiscal year covered by this Annual Report.

PART II

ITEM 5: MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASERS OF EQUITY SECURITIES

(a) Market Information.

The Company's common equity is traded on the over-the-counter bulletin board under the symbol TGEI.OB. Prior to November 24th 2006 our common stock traded on the over-the-counter bulletin board under the symbol AMSV.

The following table sets forth for the periods indicated the high and low close prices for the Common Shares in U.S. Dollars. These quotations reflect only inter dealer prices, without retail mark up, mark down or commissions and may not represent actual transactions.

	Common Stock
Quarter ended	High	Low
November 30, 2006 (1)	2.80	1.15

(1) The only trading data we have available to us prior to October 24, 2006 indicates that shares of the Company’s stock were traded for $.20 a share on July 20, 2005; the quotations set forth in the table represent the period from October 24, 2006- November 30, 2006.

(b) Holders.

As of February 20, 2007, the Company had eleven (11) shareholders of record.

(c) Dividends.

The Company has never declared or paid cash dividends. We do not currently intend to pay cash dividends on our common stock in the foreseeable future. Indeed, we anticipate to retain any earning for use in the continued development of the Company.

Our current and future debt financing arrangement may limit or prevent cash distributions from the Venture to us, depending upon the achievement of certain financial and other operating conditions and our ability to properly service the debt, thereby limiting or preventing us from paying cash dividends.

(d) Securities authorized for issuance under equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	n/a	n/a	n/a
Equity compensation plans not approved by security holders	2,000,000	0.30	1,482,500
Total	2,000,000	0.30	1,482,500

On October 5, 2006, the Company’s Board of Directors adopted an Equity Incentive Plan, and authorized the Company to issue options for the purchase of up to 2,000,000 shares of the Company’s common stock, pursuant to the terms and conditions set forth therein.

RECENT SALES OF UNREGISTERED SECURITIES

September 1, 2006 issuance of 5,000,000 Shares of Restricted Common Stock

On September 1, 2006, the Company and Gallant Energy International Inc. (“Gallant”) entered into a Purchase Agreement pursuant to which Gallant sold the Company its interest in a joint venture it formed with certain Chinese entities to develop facilities for the production of ethanol in the People’s Republic of China, in exchange for the issuance of 5,000,000 shares of the Company’s common stock.  Upon the issuance of these 5,000,000 shares of the Company’s common stock, Gallant owned 33% of the Company.  The Company entered into the aforementioned transaction in accordance with and in reliance upon the exemption from securities registration afforded by Section 4(2) of the U.S. Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder, including Regulation S.

November 1, 2006 issuance of 500,000 Shares of Common Stock

On November 1, 2006, the Company entered into Common Stock Purchase Agreements with each of VP Bank (Schweiz) AG and Sal. Oppenheim Jr. & Cie (Schweiz) AG (each a “Common Stock Purchase Agreement,” and collectively the “Common Stock Purchase Agreements”).

Pursuant to the Common Stock Purchase Agreement between the Company and VP Bank (Schweiz) AG, VP Bank (Schweiz) AG paid five hundred and fifty thousand dollars ($550,000) to purchase from the Company (i) 275,000 shares of the Company's common stock; and (ii) Series A Warrants to purchase up to an additional 137,500 shares of the Company's common stock at an exercise price initially set at $2.50 per share.

Pursuant to the Common Stock Purchase Agreement between the Company and Sal. Oppenheim Jr. & Cie (Schweiz) AG, Sal. Oppenheim Jr. & Cie (Schweiz) AG paid four hundred and fifty thousand dollars ($450,000) to purchase from the Company (i) 225,000 shares of the Company's common stock; and (ii) Series A Warrants to purchase up to an additional 112,500 shares of the Company's common stock at an exercise price initially set at $2.50 per share.

Pursuant to each of the Common Stock Purchase Agreements, the Series A Warrants which have been granted shall expire on November 1, 2008, and contain customary adjustment provisions in the event of changes in the capitalization of the Company.

On November 20, 2006, pursuant to the two Common Stock Purchase Agreements described above, the Company (i) issued 500,000 shares of the Company’s common stock; and (ii) issued Series A Warrants to purchase up to an additional 250,000 shares of the Company’s common stock. The total purchase price paid for the common stock and Series A Warrants pursuant to the Common Stock Purchase Agreements was $1,000,000. No underwriting discounts or commissions were paid.

All of the aforementioned stock issuance transactions were made with non-U.S. persons and were undertaken by the Company in reliance upon the exemption from securities registration of Regulation S of the U.S. Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

December 6, 2006 issuance of 250,000 Shares of Common Stock

On November 1, 2006, the Company entered into a Common Stock Purchase Agreement with Portu Finance Inc. (the “Portu Stock Purchase Agreement”).

Pursuant to the Portu Stock Purchase Agreement, Portu Finance Inc. paid five hundred thousand dollars ($500,000) to purchase from the Company (i) 250,000 shares of the Company's common stock; and (ii) Series A Warrants to purchase up to an additional 125,000 shares of the company's common stock at an exercise price initially set at $2.50 per share.

Pursuant to the Portu Stock Purchase Agreement, the Series A Warrants which have been granted shall expire on November 1, 2008, and contain customary adjustment provisions in the event of changes in the capitalization of the Company.

On December 6, 2006, pursuant to the Portu Stock Purchase Agreement, the Company (i) issued 250,000 shares of the Company’s common stock; and (ii) issued Series A Warrants to purchase up to an additional 125,000 shares of the Company’s common stock. The total purchase price paid for the common stock and Series A Warrants pursuant to the Portu Stock Purchase Agreement was $500,000.  No underwriting discounts or commissions were paid.

The aforementioned stock issuance transaction was made with non-U.S. persons and was undertaken by the Company in reliance upon the exemption from securities registration of Regulation S of the U.S. Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Annual Report. This Annual Report contains certain forward- looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Annual Report, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward- looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward- looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

Overview

The Company was incorporated in the State of Nevada on September 9, 2004 as Arch Management Services Inc. Initially, the intention of the Company’s officers and directors was to establish a management and consulting business providing services to individuals working in the acting and entertainment industry. It was anticipated that the Company would provide services including: (i) the management of business affairs for actors and entertainers; (ii) representation and negotiation of agreements on behalf of actors and entertainers; and (iii) the promotion of the business interests of actors and entertainers. The founders of the Company subsequently decided that the Company should pursue other opportunities, and a change of control (the “Change of Control”) of the Company occurred on June 5, 2006.

On June 5, 2006, 3,000,000 restricted common shares of the Company were sold by Nigel Johnson and Alfred Nutt (the "Sellers") to five individuals and entities: Fiducie Chevrette, Gaetan Leonard, Lai Yin Cheung, Capex Investments Limited, and Sun Rich International Limited (collectively, the “Purchasers”). The Purchasers purchased these shares pursuant to a Securities Purchase Agreement dated as of June 5, 2006 (the “Securities Purchase Agreement”). The Purchasers paid a total sum of $50,010for the 3,000,000 restricted common shares held by the Sellers, which represented 29.5% of the 10,162,750 issued and outstanding shares of the Company as of June 5, 2006.

In connection with the execution of the Securities Purchase Agreement, the Company’s directors and its President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer resigned on June 5, 2006. Mr. Guy Chevrette, Mr. James Pak Chiu Leung, and Mr. Gaetan Leonard were each appointed as the directors of the Company. Mr. Leonard subsequently resigned on September 5, 2006. Mr. James Pak Chiu Leung has served as the Company's Chief Executive Officer since that date. Mr. Gilles Simard served as the Company’s Chief Financial Officer from June 5, 2006 to January 9, 2007. Michel St-Pierre has served as Chief Financial Officer of the Company since January 9, 2007.

Pursuant to the Change of Control, on September 1, 2006, the Company and Gallant Energy International Inc. (“Gallant”) entered into a Purchase Agreement pursuant to which Gallant sold the Company its interest in a joint venture it formed with certain Chinese entities to develop facilities for the production of ethanol fuel in the People’s Republic of China, in exchange for the issuance of 5,000,000 shares of the Company’s common stock.

In connection with the Change of Control, the Company changed its name from “Arch Management Services Inc.” to “Tiger Ethanol International Inc.” on November 24, 2006. The Company’s trading symbol on the over-the-counter bulletin board has been changed to TGEI.OB.

Development Stage Expenditures

Development stage expenditures during the fiscal year ended November 30, 2006 were $511,635, which consisted primarily of $155,720 in professional fees, $69,000 in salaries, $17,917 in travel expenditures and $217,766 in compensation expenses. In 2005 the development stage expenditures were $58,482, substantially all of which were professional fees.

Financial Condition, Liquidity and Capital Resources

The Company's principal capital resources have been acquired through the sale of shares of its common stock.
On October 20, 2006, the Company entered into a loan agreement with Asset Protection Fund Ltd. by which the later agreed to advance to the Company $100,000.00. The interest rate for the loan is 8% a year. The loan was reimbursed on November 11, 2006.

At November 30, 2006, we had positive working capital of $836,635 compared to working capital of $56,271 at November 30, 2005. This change is primarily the result of funds raised through an offering.

At November 30, 2006, the Company had total assets of $1,393,501 consisting of cash and other assets which compares with the Company's total assets at November 30, 2005, of $60,801 consisting of cash. This change is the result of funds raised through an offering.

At November 30, 2006, the Company's total liabilities were $613,566. Our total liabilities at November 30, 2005, were $4,530. The amount of $56,866 represents accounts payable and accrued professional fees, the balance represent a deposit on purchase of shares of Common Stock. The minority interest of $56,700 represents the participation to capital by the Company’s two partners in the joint venture,

Plan of Operations

The Company’s Cash Requirements

The Company entered into a joint venture named Xinjiang Yajia Distillate Company Limited (the "Venture") to produce ethanol in the People's Republic of China. The Venture will be located in Guangdong Industrial zone, Hami Shi, Xinjiang Province, People’s Republic of China.  The Company owns 90% of the Venture.  Xinjiang Wangye Brewing Co. Ltd. and Guangdong Kecheng Trading Co. Ltd. each own 5% of the Venture.  All the activities of the Venture will be carried on in accordance with the laws, decrees, rules and regulations of the People’ Republic of China. The Venture will take the form of a limited liability company. It will have a term of ten years as of the date on which the business licence of the Venture is issued. At the liquidation of the Venture, the properties of the Venture will be distributed in proportion to the respective investment of each party.

Each party to the Venture will be liable for the Venture’s debts only to the extent of its investment therein. The profits of the Venture will be shared by the parties in proportion to their respective contributions to the total registered capital of the Venture, which as of the end of the period covered by this Annual Report, was as follows:

Initially, the total investment in the Venture was set at RMB 14,000,000.00 out of which RMB 10,000,000.00 was registered capital. This amount was divided between the three parties as follows:

Xinjiang Wangye Brewing Co. Ltd.:	RMB 500,000.00	5%
Guangdong Kecheng Trading Co. Ltd:	RMB 500,000.00	5%
Tiger Ethanol International Inc.:	RMB 9,000,000.00	90%

On November 25, 2006, the three parties executed a Memorandum which provides for the increase of the total investment in the Venture to RMB 40,000,000 and the registered capital to RMB 20,000,000.the participation of each party remaining the same. The Memorandum provides that the Company will arrange bank loans to enable Xinjiang Wangye Brewing Co. Ltd. and Guangdong Kecheng Trading Co. Ltd to invest in the Venture a total amount of approximately 125,000USD each, the said amounts being used for the payment of their registered capital. Xinjiang Wangye Brewing Co. Ltd. and Guangdong Kecheng Trading Co. Ltd provide their shareholder’s rights in the Venture to the Company as a guaranty for the bank loans.

Total Investment:          RMB 40,000,000.00

Investment contributed by the parties in total registered capital

Xinjiang Wangye Brewing Co. Ltd.:	RMB 1,000,000.00	5%
Guangdong Kecheng Trading Co. Ltd:	RMB 1,000,000.00	5%
Tiger Ethanol International Inc.:	RMB 18,000,000.00	90%

- On November 25, 2006 one RMB was equal to 0.1247USD.

The responsibilities of the Company within the Venture will include providing the financial contribution described above, assisting with the Venture’s productive activities, assisting the Venture with technology and advanced management, handling matters relating to the selection and purchase of machinery and equipment outside China, providing assistance concerning the installation, testing and trial production using imported equipment, training technical personal, management personal and the other workers of the Venture, managing the finances of the Venture and its movements of funds, to be responsible for such other matters as it may be entrusted by the Venture.

The Venture will have a Board of Directors consisting of five members, one of which will be appointed by Xinjiang Wangye Brewing Co. Ltd., one by Guangdong Kecheng Trading Co. Ltd and three by the Company. The Chairman and Vice- Chairman of the Board are appointed by the Board and have a term of office of four years, which term may be renewed. Resolutions of the Ventures’ Board may be made upon a majority vote, although certain significant issues require will unanimous approval. The operation and management organization of the Venture will have one General Manager nominated by Guangdong Kecheng Trading Co. Ltd for a period of four years. Its functions will consist of carrying out the various resolutions of the Board of Directors and to organize the daily operation and management of the Venture. The General Manager shall have the authority to delegate responsibilities to managers.

The ethanol will be produced from agricultural products. To accomplish this, the Venture plans to expend approximately $5,500,000 on engineering, construction and related costs for plant and equipment.  Further, the Company intends to invest up to $2,000,000 in current assets, principally raw materials inventory (corn bio-mass) and consumable supplies associated with production.  Lastly, the Venture intends to hire between 50 and 60 operating and administrative personnel at the prevailing labor rates in Western China to operate and administer the plant's operations.  (The prevailing labor rates in Western China expected to be paid to the Venture's employees are approximately $2400.00 per year at current exchange rates.)

The production of fuel ethanol from corn bio-mass is a well developed process used today in many parts of the world. Accordingly, the Company does not anticipate extensive expenditure for research and development in order to contrast its manufacturing facility and achieve economic levels of operation. However, the Company does anticipate that once economic operations have been achieved, there will be limited research and development expenditures necessary to accomplish improvements in operating efficiency. Beyond constructing and operating its initial plant, the Company may in the future invest in significant third-party research and development activities intended to broaden the raw materials suitable for bio-mass use beyond those now useable in order to reduce the impact of ethanol production on the food supply. Should the Company choose to make such investments in third-party research and development activities, it is anticipated that additional investments of between $3,000,000 and $5,000,000 may be required.

The Company intends to provide funding for construction, working capital, hiring and initial research and development, if any, through a combination of the private placement of its equity securities, the public sales of its equity securities and limited borrowing from banks located in Western China. In this regard, the Company has arranged for the private placement of its equity securities in the amount of $1,500,000 and may attempt to raise up to $10,000,000 from the proceeds of the sale of its securities to be registered pursuant on a subsequent registration statement.

The Venture intends to initially construct and operate a 20,000 metric ton annual capacity ethanol plant in Hami District. To accomplish this, the Venture anticipates that it will require $7.5 million for all costs including construction, start-up, working-capital (including $2 million for purchase of three month’s bio-mass inventory) and associated activities. The bio-mass inventory requirement may be debt-financed with a local Chinese bank at an annual interest rate of approximately 8% per year.

The development timeline of the initial Hami plant is expected to be approximately twelve to eighteen months from ground-breaking to production, with an additional eight months to achieve the full design annual production rate of 20,000 metric tons. At full capacity the plant is expected to employ a total of between 50 and 60 production and administrative workers.

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7: FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Tiger Ethanol International, Inc.
(Formerly Known As Arch Management Services Inc.)
(A Development Stage Company)
Montreal, Quebec, Canada

We have audited the accompanying consolidated balance sheet of Tiger Ethanol International, Inc., as of November 30, 2006 and the related consolidated statements of development stage expenditures, changes in stockholders' equity, and cash flows for the year ended November 30, 2006 and the period from September 9, 2004 (Inception) through November 30, 2006. These consolidated financial statements are the responsibility of Tiger Ethanol International, Inc. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tiger Ethanol International, Inc. as of November 30, 2006, and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Tiger Ethanol International, Inc. will continue as a going concern. As discussed in Note 3, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

March 12, 2007

 TIGER ETHANOL INTERNATIONAL, INC.
(Formerly Known As Arch Management Services Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
November 30, 2006
ASSETS
Current assets:

Cash	$1,317,296
Minority interest receivable	56,700
Sundry current assets	19,505

TOTAL ASSETS	$1,393,501

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accrued liabilities	$56,866
Stock payable	500,000

TOTAL CURRENT LIABILITIES	556,866

Minority interest in Joint Venture	56,700

STOCKHOLDERS' EQUITY

Common stock, $.001 par value, 100,000,000 shares authorized, 15,662,750 shares issued and outstanding	15,663
Additional paid-in capital	1,344,234
Deficit accumulated during development stage	(579,962)

Total Stockholders' Equity	779,935

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,393,501

See accompanying summary of accounting policies and notes to consolidated financial statements

TIGER ETHANOL INTERNATIONAL, INC.
(Formerly Known As Arch Management Services Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF DEVELOPMENT STAGE EXPENDITURES
Year ended November 30, 2006 and 2005 and Periods from September 9, 2004 (Inception)
through November 30, 2006

	Year Ended 2006	Year Ended 2005	Inception through November 30, 2006

General & administrative expenses	$292,832	$58,482	$360,822
Compensation expense	217,766		217,766
Interest expense	1,037	337	1,374

NET LOSS	$511,635	$58,819	$579,962

Basic and diluted loss per common share	$0.03	$0,00	N/A

Weighted average common shares outstanding	19,899,313	32,246,049	N/A

See accompanying summary of accounting policies and notes to consolidated financial statements

TIGER ETHANOL INTERNATIONAL, INC.
(Formerly Known As Arch Management Services Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
From September 9, 2004, (Inception) through November 30, 2006

				Deficit
				Accumulated
			Paid	During the
	Common Stock		In	Development
	Shares	Amount	Capital	Stage	Total

Shares issued to founders for cash	28,000,000	$28,000	$(27,600)	$-	$400

Contributions to capital by founders			7,650		7,650

Net loss	-	-	-	(9,508)	(9,508)

Balances at November 30, 2004	28,000,000	$28,000	$(19,950)	$(9,508)	$(1,458)

Shares issued for cash	7,162,750	7,163	95,185	-	102,348

Offering costs			(20,000)		(20,000)
Contribution to capital by founders			34,200		34,200

Net loss	-	-	-	(58,819)	(58,819)

Balances at November 30, 2005	35,162,750	$35,163	$89,435	$(68,327)	$56,271

Voluntary surrender common shares	(25,000,000)	(25,000)	25,000		0

Shares issued for services	5,000,000	5,000	138,000	-	143,000

Shares issued for cash	500,000	500	999,500		1,000,000
Contribution to capital by founders			17,533		17,533
Stock option			74,766		74,766

Net loss	-	-	-	(511,635)	(511,635)

Balances at November 30, 2006	15,662,750	$15,663	$1,344,234	$(579,962)	$779,935

See accompanying summary of accounting policies and notes to consolidated financial statements

TIGER ETHANOL INTERNATIONAL, INC.
(Formerly Known As Arch Management Services Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year ended November 30, 2006 and 2005 and Periods from September 9, 2004 (Inception)
through November 30, 2006
			Inception
	Year	Year	through
	ended	ended	November 30,
	2006	2005	2006

Cash flows from operating activities:
Net loss	$(511,635)	$(58,819)	$(579,962)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed rent and salary expense	17,533	34,200	59,383
Stock options	74,766	-	74,766
Non-cash stock compensation	143,000	-	143,000
Minority interest	56,700	-	56,700

Changes in:
Deferred offering costs	-	(20,000)	(20,000)
Minority interest receivable	(56,700)	-	(56,700)
Sundry current assets	(19,505)	-	(19,505)
Accounts payable	-	20,000	20,000
Accrued liabilities	56,529	337	56,866

Net cash used in operating activities	(239,312)	(24,282)	(265,452)

Cash flows from financing activities:
Stock payable	500,000	-	500,000
Proceeds from sale of common stock	1,000,000	82,348	1,082,748
Proceeds from loans payable to related party	87,093	2,380	91,286
Loan repayments	(91,286)	-	(91,286)

Net cash provided by financing activities	1,495,807	84,728	1,582,748

Net change in cash	1,256,495	60,446	1,317,296

Cash at beginning of period	60,801	355	-

Cash at end of period	$1,317,296	$60,801	$1,317,296

Supplemental Information:
Interest paid	$1,037	$337	-

See accompanying summary of accounting policies and notes to consolidated financial statements

TIGER ETHANOL INTERNATIONAL INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND ORGANIZATION

The Company was incorporated in the State of Nevada on September 9, 2004 as Arch Management Services Inc. Initially, the intention of the Company’s officers and directors was to establish a management and consulting business providing services to individuals working in the acting and entertainment industry. It was anticipated that the Company would provide services including: (i) the management of business affairs for actors and entertainers; (ii) representation and negotiation of agreements on behalf of actors and entertainers; and (iii) the promotion of the business interests of actors and entertainers. The founders of the Company subsequently decided that the Company should pursue other opportunities, and a change of control (the “Change of Control”) of the Company occurred on June 5, 2006. Note 11 further discusses the Change in Control.

In connection with the Change of Control, the Company changed its name from “Arch Management Services Inc.” to “Tiger Ethanol International Inc.” on November 24, 2006.

The Company currently has no operations and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises,” is considered a Development Stage Enterprise. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principals of consolidation

The consolidated financial statements include the accounts of the Company and its majority owned subsidiary Xinjiang Yajia Distillate Company Limited after the elimination of inter-company accounts and transactions up to the transaction date.

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

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash. The Company maintains cash accounts at one financial institution. The Company periodically evaluates the credit worthiness of financial institutions, and maintains cash accounts only in large high quality financial institutions, thereby minimizing exposure for deposits in excess of federally insured amounts. On occasion, the Company may have cash in banks in excess of federally insured amounts. The Company believes that credit risk associated with cash is remote.

Revenue Recognition

The Company has not had any revenue since inception.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recorded when it is more likely than not that such benefits will not be realized.

Earnings (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes anti dilutive and then only the basic per share amounts are shown in the report.

Stock -Based Compensation

The Company accounts for stock options and similar equity instruments issued in accordance with SFAS No. 123(revised), " Share-Based Payment".  Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. Transactions in which goods or services are received in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. SFAS No. 123(revised) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

Foreign Currency Translation

The Company is incorporated in Nevada, and its main offices are currently located in Canada. Since inception, all transactions have been in U.S. dollars, although that will change when operating activities commence. An account, Other Comprehensive Income, will be added to Stockholders' Deficit that will represent changes in the value of the Canadian dollar and the Chinese Rmb relative to the U.S. dollar. As of each balance sheet date, the Canadian and the Chinese operations will translate its assets and liabilities into U.S. dollars at the exchange rate in effect on that date. There are no hedging contracts. Revenues and expenses during each period will be translated at the average exchange rates of those periods. Equity accounts are translated at historical amounts. Translation adjustments are deferred in the equity account, Other Comprehensive Income (Loss), a separate component of Stockholders' Equity (Deficit). As of November 30, 2006 the impact of translation adjustments was insignificant, therfore no impact on other comprehensive income.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

3. GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. The Company’s ability to become and maintain itself as a going concern is dependant upon its ability to raise additional funds through either the sale of equity securities or issuance of debt. Subsequent to November 30, 2006, the Company has raised $500,000 additional equity as discussed in note 7 to financial statements. In addition the Company believes it will be able to raise the additional financing necessary for the Company to become and maintain itself as a going concern. Until the completion of such financing, their remains uncertainty regarding the Company’s ability to become and maintain itself as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4. SUNDRY CURRENT ASSETS

Sundry current assets consisted of government taxes receivable.

5. JOINT VENTURE

The Company has invested in a joint venture named Xinjiang Yajia Distillate Company Limited (the “Venture”) to produce ethanol in the People’s Republic of China. The Company owns 90% of the Venture. Xinjiang Wangye Brewing Co. Ltd. and Guangdong Kecheng Trading Co. Ltd. each own 5% of the Venture. This ethanol will be produced from agricultural products. As of November 30, 2006 the Company contributed $510,081 and the two partners contributed $56,700 on December 25, 2006 which is shown as receivable at November 30, 2006.

6. ACCRUED LIABILITIES

Accrued liabilities consisted of accounts payable and accrued professional fees for $56,866.

7. STOCK PAYABLE

The Company received a deposit of five hundred thousand dollars ($500,000) from Portu Finance on November 1, 2006 to purchase from the Company (i) 250,000 shares of the Company's common stock; and (ii) Series A Warrants to purchase up to an additional 125,000 shares of the company's common stock at an exercise price initially set at $2.50 per share. The shares were formally issued on December 6, 2006.

8. NOTES PAYABLE

On October 20, 2006, the Company entered into a loan agreement with Asset Protection Fund Ltd. to advance to the Company $100,000. The interest rate for the loan is 8% a year and the interest paid on the loan was $941. The loan was repaid on November 11, 2006.

9. INCOME TAXES

Income taxes are not due since the Company has incurred a loss since inception. The Company has deductible net operating losses of approximately $579,962 at November 30, 2006. These losses expire between 2023 and 2024 will expire. The Company’s ability to benefit from the net operating loss carryforwards could be limited pursuant to Internal Revenue Code 382 as a result of change in control on June 5, 2006.

Components of deferred tax asset at November 30, 2006 is as follows:

November 30, 2006:

Deferred tax asset	$197,187
Valuation allowance	(197,187)
Net deferred tax asset	$0

The Company has recorded a full valuation allowance against its deferred tax asset since it believes it is more likely than not that such deferred tax asset will not be realized.

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	2006	Since Inception
Tax at statutory rate (34%)	$173,956	$197,187
Increase in valuation allowance	(173,956)	(197,187)
Net deferred tax asset	$0	$0

10. STOCKHOLDER’S EQUITY

COMMON STOCK

The company is authorized to issue 100,000,000 shares of Common Stock (par value $0.01) of which 15,662,750 were issued and outstanding as of November 30, 2006.

The Company declared a stock split of 6 to 1 on April 5, 2006 for all shares outstanding at that date. All references to share and per share amounts in these financial statements have been retroactively adjusted to reflect the stock split.

Incident to the 2006 change in control of the Company, certain changes were made to the Company's capital structure. The Board members serving prior to the change in control tendered an aggregate of 7,000,000 shares of the Company's common stock to the treasury for cancellation. The Company declared a six-for-one stock split on April 5, 2006. Following the stock split the Company's two previously serving directors, Mr. Nigel Johnson and Mr. Alfred Nutt, each tendered an aggregate of 9,000,000 shares of the Company's common stock to the treasury for cancellation. After giving effect to the forgoing changes, the Company's capital structure consisted of 10,162,750 issued and outstanding shares of common stock, of which 7,162,750 shares of common stock were tradable in public markets and 3,000,000 shares of common stock were restricted and not eligible for trading in public markets.

On September 1, 2006, the Company and Gallant Energy International Inc. (“Gallant”) entered into a Purchase Agreement pursuant to which Gallant sold the Company its interest in a joint venture it formed with certain Chinese entities to develop facilities for the production of ethanol fuel in the People’s Republic of China, in exchange for the issuance of 5,000,000 shares of the Company’s common stock for a value of $143,000 which was recorded as non-cash compensation expense.

On November 1, 2006, VP Bank (Schweiz) AG, VP Bank (Schweiz) AG paid five hundred and fifty thousand dollars ($550,000) to purchase from the Company (i) 275,000 shares of the Company's common stock; and (ii) Series A Warrants to purchase up to an additional 137,500 shares of the Company's common stock at an exercise price initially set at $2.50 per share.

On November 1, 2006, Sal. Oppenheim Jr. & Cie (Schweiz) AG, Sal. Oppenheim Jr. & Cie (Schweiz) AG paid four hundred and fifty thousand dollars ($450,000) to purchase from the Company (i) 225,000 shares of the Company's common stock; and (ii) Series A Warrants to purchase up to an additional 112,500 shares of the Company's common stock at an exercise price initially set at $2.50 per share.

STOCK-BASED COMPENSATION EXPENSE

During the three month period ended November 30, 2006, the Company issued 517,500 stock options to officers and directors of the Company with an average exercise price of $0.30 per share. Of the stock options issued, 450,000 were vested on October 5, 2006, 37,500 were vested on November 1, 2006 and the balance will vest on November 1, 2007. These options expire on October 5, 2011 (450,000), November 6, 2011 (37,500) and November 6, 2012 (37,500). The options had a fair value of $137,811 at the date of grant. The Company valued these options using the Black-Scholes option -pricing valuation model. The model uses market sourced inputs such as interest rates, stock prices, and option volatilities, the selection of which requires Company management’s judgment, and which may impact the value of the options. The assumptions used in the Black-Scholes valuation model were: a risk-free interest rate of 4.6% and 4.7%; the current stock price at date of issuance of $0.03 and $2.00 per share; the exercise price of the options of $0.05 and $2.00 per share; the term of 5 years; volatility of 157% and 160%. For the period ended November 30, 2006, the Company recorded compensation expense of $74,766. As of November 30, 2006, there was $63,044 of total unrecognized compensation cost related to non-vested share-based compensation. No options were exercised during the period ended November 30, 2006.

A summary of option activity for the period ended November 30, 2006 is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding at November 30, 2005	-	-	-
Granted	517,500	$0.30	4.88
Exercised, forfeited, or expired	-	-	-
Outstanding at November 30, 2006	517,500	$0.30	4.88

Exercisable at November 30, 2006	483.750	$0.30	4.88

The weighted-average grant-date fair value of options granted during the period ended November 30, 2006 was $0.27 per share.

WARRANTS

The following warrants were issued in 2006 in accordance with the fair value method described in SFAS No. 123. Where fair value of these warrants was required to be calculated, the fair value was computed using the Black-Scholes Model with the following assumptions: no dividend yield, expected volatility of 160% for a two-year warrant and a risk-free interest rate range of 4.7% for a two-year warrant.

On November 1, 2006, 500,000 shares of common stock with 250,000 warrants were sold for $1,000,000. The warrants have an exercise price of $2.50 and expire in 2 years. The relative fair value of the common stock is $734,000 and the relative fair value of the warrants is $263,000.

Summary information regarding warrants is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Warrants	Price	Life

Year ended November 30, 2006:
Granted	250,000	$2.50	2 years

Outstanding at November 30, 2006	250,000	$2.50	2 years

Exercisable at November 30, 2006	250,000

The weighted average exercise price for options and warrants outstanding at November 30, 2006 was $1.02.

11. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Loans payable to a related party of $4,193 was reimbursed in March, 2006.

On June 5, 2006 a Change of Control occurred in the Company. Nigel Johnson and Alfred Nutt (the "Sellers") sold 3,000,000 restricted common shares of the Company were sold by to five individuals and entities: Fiducie Chevrette, Gaetan Leonard, Lai Yin Cheung, Capex Investments Limited, and Sun Rich International Limited (collectively, the “Purchasers”). The Purchasers purchased these shares pursuant to a Securities Purchase Agreement dated as of June 5, 2006 (the “Securities Purchase Agreement”). The Purchasers paid a total sum of $50,010 for the 3,000,000 restricted common shares held by the Sellers, which represented 29.5% of the 10,162,750 issued and outstanding shares of the Company as of June 5, 2006.

In connection with the execution of the Securities Purchase Agreement, the Company’s directors and its President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer resigned on June 5, 2006. Mr. Guy Chevrette, Mr. James Pak Chiu Leung, and Mr. Gaetan Leonard were each appointed as the directors of the Company. Mr. Leonard subsequently resigned on September 5, 2006. Mr. James Pak Chiu Leung has served as the Company’s Chief Executive Officer since that date.

12. SUBSEQUENT EVENTS

On December 29, 2006 the company entered into an agreement with Xinjiang Yili Agricultural Division Supply and Sales Company (the "Xinjiang Yili Company"), a government-owned Chinese business, for supplies of corn to be used in the Company's planned ethanol manufacturing plant in Hami District. This agreement reduces the potential for uncertainty in the Company's bio-mass supply chain. In addition, the Company will benefit from having "grandfathered" operating license within China's evolving ethanol market.

The terms of the agreement provide that during the first period of five years that Xinjiang Yili Company will supply all the corn kernels necessary for its initial production level of 20 to 30 thousand tons of ethanol "at a formula price that results in a discount to the commodity market price".

On January 23rd, 2007 the company has received all necessary operating licenses and permits to build and operate an ethanol plant. On February 14, 2007 the company announced its intention to raise an additional $4,500,000 in a Private Placement of common shares of the Company in order to complete the next phase of its business plan. The Company has received expressions of interest from Investment Companies who are expected to complete the remainder of their due diligence procedures and fund their investment in the Company within approximately 30 days.

ITEM 8:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has not had any changes in accounting firms and has had no disagreements with accountants on accounting matters or financial disclosures.

ITEM 8A:  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934 (the “Exchange Act”). Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that certain of the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. More specifically, several adjustments were required to be made to appropriately present the recognition of (1.) certain expenses and the issuance of Company stock, both of which were related to acquisition accounting; and (2.) the expense arising from the Company’s issuance of stock options. Appropriate adjustments have been recorded and footnote disclosures made in our Annual Report on Form 10-KSB. We are in the process of improving our internal controls in an effort to remediate these deficiencies by implementing better control procedures over expense recognition and stock and stock options issuances. Our management and directors will continue to work to ensure that our controls and procedures are effective.

There have been no changes in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B: OTHER INFORMATION

None.

PART III

ITEM 9:	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table presents information with respect to our officers, directors and significant employees as of February 20, 2007:

Name	Age	Position
Arthur Rawl	64	Chairman of the Board and Director
James Pak Chiu Leung	50	Chief Executive Officer, President and Director
Michel St-Pierre	44	Chief Financial Officer
Claude Pellerin	37	Secretary
Guy Chevrette	45	Director
Naim Kosaric	79	Director

Each director serves until our next annual meeting of the stockholders or unless they resign earlier. The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors.

Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office.

Biographical Information Regarding Officers and Directors

Arthur Rawl, Chairman of the Board of Directors and Audit Committee. Mr. Rawl has served as Chairman of the Company’s Board of Directors since September, 2006. Mr. Rawl has been Chairman and Chief Executive Officer of Rawl & Associates, a private strategic consulting firm, since May 2003.  From September 1999 until May 2003, he was President and Chief Executive Officer of Brazil American Auto Group, Inc., a Sao Paulo-based consolidator of South American automotive retailers.  From 1997 to 1999, Mr. Rawl was a consultant to Chrysler Financial Corp. in connection with the development of a new structured financial product line.  From 1994 to 1997, he was Executive Vice President and Chief Financial Officer of United Auto Group, Inc., a consolidator and operator of automobile dealerships and related businesses.  From 1990 to 1994, Mr. Rawl was Executive Vice President of Hanlin Group, Inc., a chemical and PVC products manufacturer.  Prior to that time, he had a 23 year tenure at Deloitte & Touche LLP, including 12 years as a partner.  Mr. Rawl is a Director of Quipp Inc. Mr. Rawl is the Board Chairman of the British Memorial Garden Trust, Inc., a public charity.  Mr. Rawl is a certified public accountant.

James Pak Chiu Leung, Director, President and Chief Executive Officer. Mr. Leung has served as a director and officer of the Company since June, 2006. In 1982, Mr. James Pak Chiu Leung earned his Bachelors degree in Geological Engineering from Windsor University in Ontario. From 1982 to 1983, he worked as a Geological Engineer for Santana Associates in Venezuela. From 1983 to 1985 he worked as a tunnel Engineer for Mishubatsu Construction Co. in Hong Kong. From 1985 to 1988, he worked as an Engineering Geologist for Muansell Consultant in Hong Kong. From 1988 to 1989, he worked as a Mine Geologist for Mattabi Mines in Ontario. From 1989 to1990, he worked as a Geotechnical Engineer for Brenda Mines in British Columbia. From 1990 to 1992, he worked as a Senior Project Engineer for Bell Mines in British Columbia. From 1992 to 2001, he worked as a Senior Scientist and Technology Leader for Noranda Technology Centre in Québec. Since 2001, Mr. James Pak Chiu Leung has worked with Flairbase Inc. as a Technical Manager. Since November 8, 2005, Mr. James Pak Chiu Leung has been the President and Director of Gallant Energy International Limited, the energy firm which had previously worked to develop an ethanol production plant in China, and which sold its interests in such venture to the Company as of September 1, 2006, in exchange for 5,000,000 shares of the Company’s common stock.

Michel St-Pierre, Chief Financial Officer. Mr. St-Pierre has served as an officer of the Company since January, 2007. Mr. St-Pierre is a registered chartered accountant in Quebec, Canada. Before working for the Company, Mr. St-Pierre held positions as the Finance Director (comparable to Corporate Treasurer) at SPB Canada Inc. from 2004-2006, Symbior Technologies Inc. from 2003-2004, and Boulangeries Comas Inc. from 2000-2003.

Claude Pellerin, Secretary. Mr. Pellerin has served as an officer of the Company since November, 2006. Mr. Pellerin is a corporate attorney and a partner in the law firm of Hovington Pellerin S.e.n.c. Since 2002, Mr. Pellerin has served as Director, President, Treasurer and Secretary of Capex Investments (Canada) Limited, an investments and financing corporation based in Montreal, Quebec. Since 2005, Mr. Pellerin has served as a Director of XL Generation International Inc., a Nevada corporation listed on the OTCBB. From 2001-2002, Mr. Pellerin served as Secretary for Equilar Capital Corporation, an Ontario Corporation listed on the Toronto Stock exchange. Between 2002 and 2004, Mr. Pellerin served as Vice President for legal affairs for Manaris Corporation, a Nevada corporation listed on the OTCBB. Since 2003, Mr. Pellerin has served as Secretary of Gourmet Flash Inc., a Quebec corporation, and from 2004-2005 served as a Director to Canadian Security Agency (2004) Inc.

Guy Chevrette, Director, Chairman of the Compensation Committee and member of the Audit Committee. Mr. Chevrette has served as an officer of the Company since June, 2006. Mr. Chevrette is an entrepreneur with more then 20 years of experience in product development and the commercialization of high tech wireless products in business including underground mining communications, the Canadian Space Agency and truck fleet management. Trained as an Electrical and Software Engineer with experience in managing technology businesses and IT projects, Mr. Chevrette is the founder and president of iMetrik Solutions. He has managed complex product development programs involving multi-disciplinary teams at Noranda Technology Center, worked on the robotics program of the space station with the Canadian Space Agency and founded Tetra Technologies, a provider of fleet management and telematics solutions. Mr. Chevrette obtained an Electrical Engineering degree, and post graduate study in Tele-Robotics from the University of Montreal’s Polytechnic School. His career has concentrated on the delivery of ruggedized industrial systems combining ultra-reliable computer electronics, wireless communication infrastructure and application software.

Naim Kosaric, Director and member of the Compensation Committee. Dr. Kosaric has served as a director of the Company since September, 2006. Dr. Kosaric is a Professor Emeritus at the University of Western Ontario, a university at which he taught Chemical and Biochemical Engineering from 1969 until 1994. Prior to that time, Dr. Kosaric worked in the chemical industry. He is currently the President and CEO of Kayplan International Consultants Ltd., a consulting firm in the field of ethanol processing.

Board Committees

The Company’s Board of Directors currently has an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee and a Disclosure Policy Committee.

On September 30, 2006, the Company’s Board of Directors established an Audit Committee to assist the Board of Directors in fulfilling its oversight responsibilities by reviewing (a) the financial reports and other financial information provided by the Company to any governmental body or the public; (b) the Company’s systems of internal controls regarding finance, accounting, legal compliance and ethics that management which the Board has established; and (c) the Company’s auditing, accounting and financial reporting processes generally. The Company’s Audit Committee consists of Arthur Rawl and Guy Chevrette. The Company’s Board of Directors has determined that each of these two members of the Company’s Audit Committee is independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended. Mr. Rawl is the Chairman of the Audit Committee. The Company’s Board of Directors has determined that Mr. Rawl is the Audit Committee’s Financial Expert.

On September 30, 2006 the Company’s Board of Directors established a Compensation Committee. The primary responsibility of the executive compensation committee shall be to approve the compensation arrangements for the Company's senior management and to periodically review the compensation paid to the Board. The composition of the Committee shall be determined by the Board of Directors, provided that the Committee shall always have at least 2 members. As of February 12, 2007 the members of the Committee are Messrs. Guy Chevrette and Naim Kosaric. Mr. Guy Chevrette has been appointed as Chairman.

A Nominating and Corporate Governance Committee has been created on September 30, 2006. The Committee shall be composed of at least 2 and no more than 7 Board’s members. The Purpose of the Committee is to identify and recommend nominees for the Board of Directors and its committees; review and recommend to the Board of Directors, or independently take, action on various Company corporate governance issues; received and respond to certain complaints raised by the Company’s employees relating to the Company’s Code of Business Conduct and Ethics, and; supervised the Company’s Chief Financial Officer in the context of the Code of Business Conduct and Ethics. Messrs. Guy Chevrette and Naim Kosaric have been appointed as members of the Committee. Mr. Guy Chevrette has been appointed as Chairman.

On September 30, 2006, the Board of Directors has established a Disclosure Policy Committee responsible for all regulatory disclosure requirements and for overseeing the Company’s disclosure practices. The Committee consists of the Chief Executive Officer, Chief Financial Officer, and the Investor Relations Manager.

This Committee will identify appropriate industry and company benchmarks for a preliminary assessment of materiality. Guided by these benchmarks the Committee will use experience and judgment to determine the timing for public release of material information. The Committee is responsible for ensuring appropriate systems, processes and controls for disclosure and will review all news releases and core disclosure documents prior to their release or filing, including the Company’s MD&A. As of February 12, 2007 the members of the Committee are Messrs. James Pak Chiu Leung and Michel St-Pierre.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended November 30, 2006 all such filing requirements applicable to our officers and directors were complied with, except that reports were filed late by the following persons:

Name and principal position	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Nigel Johnson CEO, President, CFO, Principal Accounting Officer, Secretary and Director (1)	2	2

Alfred Nutt Director (2)	2	2

James Pak Chiu Leung CEO, President and Director	1	2	1

Gaetan Leonard Director (3)	1	1

Gilles Simard Chief Financial Officer (4)	1	2	1

Guy Chevrette Director		2	2

Naim Kosaric Director		2	2

Nancy Ho Director (5)		2	2

Arthur Rawl Director		2	2

Gallant Energy International Inc. 10% Owner		1	1

Capex Investments Ltd 10% Owner	1	1

(1)	Mr. Johnson resigned from this position on June 5, 2006.

(2)	Mr. Nutt resigned from this position on June 5, 2006.

(3)	Mr. Leonard resigned from this position on September 5, 2006.

(4)	Mr. Simard resigned from this position on January 9, 2007.

(5)	Ms. Ho resigned from this position on January 30, 2007.

Code of Conduct

Our Board of Directors adopted a Code of Conduct that applies to all directors, officers and employees of the Company or Company’s subsidiaries. The purpose of the Code is to encourage a culture of honesty, accountability and mutual respect among the Company personnel, to provide guidance to help the Company personnel to recognize and deal with ethical issues and to provide mechanisms for the Company personnel to report unethical conduct.

As soon as the Company’s website will be developed, we intend to provide a copy of the Company’s Code of Conduct on such website. In the event of any amendments to or waivers from the provisions of this Code of Conduct, we intend to describe on our Internet website, within four business days following the date of a waiver or a substantive amendment, the date of the waiver or amendment, the nature of the amendment or waiver, and the name of the person to whom the waiver was granted.

At the present time, any person may seek request that a copy of the Company’s Code of Conduct be mailed to them free of charge by contacting the Company at the following address and telephone number:

TIGER ETHANOL INTERNATIONAL INC.
6600 Trans-Canada, Suite 519
Pointe-Claire, Quebec H9R 4S2 Canada
Telephone: 514-771-3795
Attention: Mr. James Pak Chiu Leung
Chief Executive Officer, President and Director

ITEM 10: EXECUTIVE COMPENSATION

The following table sets forth compensation for each of the past three fiscal years with respect to each person who served as Chief Executive Officer of the Company and each of the four most highly-compensated executive officers of the Company who earned a total annual salary and bonuses that exceeded $100,000 in any of the three preceding fiscal years.

Summary Compensation Table

					Long-Term Compensation
		Annual Compensation (1)			Awards		Payouts
Name and Principal Position	Year (2)	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
James Pak Chiu Leung (3) CEO, President and Director	2006	54,000.00 USD	0	0		70,000		0

Nigel Johnson (4) CEO, President, CFO, Principal Accounting Officer, Secretary and Director	2006	0	0	0		0		0
	2005	0	0	0		0		0
	2004	0	0	0		0		0

(1)	No officers earned over $100,000 in any of the three preceding years.

(2)	The Company’s fiscal year ends November 30th.

(3)	Mr. Leung has been CEO, President and Director of the Company since June 5, 2006.

(4)	Mr. Johnson was an officer and Director of the Company from its incorporation on September 9, 2004 until June 5, 2006. Mr. Johnson was not paid any compensation by the Company.

Option/SAR Grants in Last Fiscal Year (1)

The following table provides the information regarding options granted in 2006 to the named executive officers and directors. We have never granted any stock appreciation rights.

Name	Number of Securities Underlying Options/SARs Granted (#)	Percent of Total Options/SARs Granted to Employees in Fiscal Year	Exercise of Base Price ($/Sh)	Expiration Date
James Pak Chiu Leung (2) CEO, President and Director	60,000	11.60%	.05	October 5, 2011
	10,000	1.93%	2.00	November 6, 2011
Guy Chevrette Director	70,000	13.53%	.05	October 5, 2011
	10,000	1.93%	2.00	November 6, 2011
Gilles Simard CFO (4)	40,000	7.73%	.05	October 5, 2011
	7,500	1.45%	2.00	November 6, 2011
Claude Pellerin Director	60,000	11.60%	.05	October 5, 2011
	10,000	1.93%	2.00	November 6, 2011
Arthur Rawl Chairman of the Board of Directors	100,000	19.32%	.05	October 5, 2011
	10,000	1.93%	2.00	November 6, 2011
Naim Kosaric Director	60,000	11.60%	.05	October 5, 2011
	10,000	1.93%	2.00	November 6, 2011
Nancy W.Y. Ho Director (5)	60,000	11.60%	.05	October 5, 2011
	10,000	1.93%	2.00	November 6, 2011

(1)	The Company’s fiscal year ends November 30th.

(2)	Mr. Leung has been CEO, President and Director of the Company since June 5, 2006.

(3)	Mr. Johnson was an officer and Director of the Company from its incorporation on September 9, 2004 until June 5, 2006. Mr. Johnson was not paid any compensation by the Company.

(4)	Mr. Simard was CFO of the Company from June 5, 2006 to January 9, 2007.

(5)	Nancy W.Y. Ho was a Director of the Company from September 7, 2006 to January 30, 2007.

No options have been exercised during the last fiscal year.

Compensation of Directors

Cash Compensation	All Non-Executive Directors	Chairman	Fees for Non-Executive Committee Chairs (Audit Committee)	Fees for Non-Executive Committee Chairs (Compensation Committee and Nominating and Corporate Governance Committee)

Cash Retainer	10,000.00	12,000.00	6,000.00	6,000.00
Board Meeting Fees
In Person	1,000.00	None	None	None
Phone	400.00	None	None	None
Committee Meeting Fees
In Person	500.00	None	None	None
Phone	200.00	None	None	None

Stock Options
Initial Grant Shares	60 000	30 000	10 000	10 000
Annual Grant Shares	10 000	10 000	5 000	5 000

Employment Contracts

As of February 20, 2007, the Company did not have any employment contracts with any officer, director or other employees.

Equity Incentive Plan

On October 5, 2006, the Company’s Board of Directors adopted the Company’s 2006 Equity Incentive Plan, which authorizes the Company to issue options for the purchase of up to 2,000,000 shares of the Company’s common stock, pursuant to the terms and conditions set forth therein. The Equity Incentive Plan authorizes the issuance of incentive stock options (ISO) and non-qualified stock options (NQOs) to our employees, directors or consultants.

As of February 20, 2007, we had approximately four directors and officers eligible to received options under the Equity Incentive Plan. Options to buy 517,500 shares of common stock were outstanding under the Equity Incentive Plan and 1,482,500 shares remained available for grants under this plan.

Administration

The compensation committee is empowered to select those eligible persons to whom options shall be granted under the 2006 Equity Incentive Plan; to determine the time or times at which each option shall be granted, whether options will be ISOs or NQOs and the number of shares to be subject to each option; and to fix the time and manner in which each option may be exercised, including the exercise price and option period, and other terms and conditions of options, all subject to the terms and conditions of the 2006 Equity Incentive Plan. The compensation committee has sole discretion to interpret and administer the Plan, and its decisions regarding the Plan are final.

Option Price

Each grant shall specify an option price per share, which shall be equal to or greater than the fair market value per share on the grant date; provided that in the case of any incentive stock option granted to a person who on any given date owns, either directly or indirectly (taking into account the attribution rules contained in Section 424(d) of the Code), stock possessing more than 10 percent of the total combined voting power of all classes of stock of the Company or any subsidiary, the option price shall not be less than 110% of the fair market value of a share on the date of grant.

Amendment and Termination

The Plan may be amended from time to time by the Board, but no such amendment shall increase any of the limitations concerning the shares or options available under the Plan, other than to reflect an adjustment made in accordance with Section 14 of the Plan (i.e. dilution, enlargement of the rights of participants in the Plan), change the class of persons eligible to receive grants of awards or the types of awards available under the Plan and increase the benefits to participants under the Plan, in any such case without the further approval of the stockholders of the Company. The Board will also condition any amendment on the approval of the stockholders of the Company if such approval is necessary with respect to the applicable listing or other requirements of a national securities exchange or other applicable laws, policies or regulations, and the Board may condition any amendment on the approval of the stockholders of the Company if such approval is deemed advisable to comply with such requirements.

The Plan shall terminate on the tenth anniversary of the date upon which it is approved by the stockholders of the Company, and no award shall be granted after that date.

Indemnification Agreement

Through its Indemnification Agreement, the Company agrees to indemnify directors and officers, to the extend provided for in the Agreement, and to hold them harmless from and against, any losses or expenses at any time incurred by or assessed against them arising out of or in connection with their work as a director, advisory director, Board Committee member, officer, employee or agent of the Company or of an affiliate, whether the basis of such proceeding is alleged action in an official capacity or in any other capacity while serving as an officer or director of the Company or of an Affiliate, to the fullest extent permitted by the laws of the State of New York in effect on the date hereof or as such laws may from time to time hereafter be amended to increase the scope of such permitted indemnification.

Whistleblower Procedures Policy

In accordance with the requirements of Section 301 of the Sarbanes-Oxley Act of 2002, the Audit Committee of the Board of Directors the Company has adopted this Whistleblower Procedures Policy, stating that all employees of the Company and its subsidiaries are strongly encouraged to report any evidence of financial irregularities which they may become aware of, including those with respect to internal controls, accounting or auditing matters. Under this Whistleblower Procedures Policy, the management of the Company shall promptly and periodically communicate to all employees with access to accounting, payroll and financial information the means by which they may report any such irregularities. In the event an employee is uncomfortable for any reason reporting irregularities to his or her supervisor or other management of the Company, employees may report directly to any member of the Audit Committee of the Company. The identity of any employee reporting under these procedures will be maintained as confidential at the request of the employee, or may be made on an anonymous basis. Notice must be provided to all of the Company’s employees with access to accounting, payroll and financial information in respect of these procedures as follows:

ITEM 11:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	n/a	n/a	n/a
Equity compensation plans not approved by security holders	2,000,000	0.30	1,482,500
Total	2,000,000	0.30	1,482,500

On October 5, 2006, the Company’s Board of Directors adopted an Equity Incentive Plan, and authorized the Company to issue options for the purchase of up to 2,000,000 shares of the Company’s common stock, pursuant to the terms and conditions set forth therein.

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of February 20, 2007 by (i) each director of the Company, (ii) each of the Company's officers named in the Summary Compensation Table, (iii) each person who is known by the Company to be the beneficial owner of more than five percent of the Company's outstanding Common Stock, and (iv) all directors and executive officers as a group. Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated. The percentage of ownership set forth below reflects each holder's ownership interest in the 15,912,750 shares of the Company's common stock outstanding as of February 20, 2007.

Amount and Nature of Beneficial Ownership

Name and Address of Beneficial Owner	Shares	Options/Warrants (1)	Total (1)	Percentage of Shares Outstanding (1)
Five Percent Stockholders
Gallant Energy International Inc. (2)	5,000,000	0	5,000,000	31.4%
Capex Investements Limited (3)	1,500,000	0	1,500,000	9.4%
Executive Officers and Directors
James Pak Chiu Leung (4) Officer and Director	5,450,000	65,000	5,515,000	34.5%
Claude Pellerin Director	2,220	65,000	67,220	*
Guy Chevrette (5) Director	600,000	70,000	670,000	4.2%
Arthur Rawl Chairman of the Board	0	105,000	105,000	*
Naim Kosaric Director	0	65,000	65,000	*
Michel St-Pierre Chief Financial Officer	0	0	0	0%
All officers and directors as group (6 persons) (6)	6,052,220	370,000	6,422,220	39.4%

* Less than 1%.

The mailing address for each of the listed individuals is c/o Tiger Ethanol International Inc., 6600 Trans-Canada, Suite 519, Pointe-Claire, Quebec H9R 4S2, Canada.

(1) Includes options and warrants exercisable as of the date hereof or within 60 days hereafter. The Company is unaware of any pledges of any shares, options or warrants by any of the individuals or entities listed above.

(2)  5,000,000 shares of the Company’s common stock are held by Gallant Energy International Inc. (“Gallant”). All of the owners of Gallant were parties to the Securities Purchase Agreement referenced above. The ownership of Gallant is as follows: 50% by Capex Investments Limited, 15% by Sun Rich International Limited, 20% by Fiducie Chevrette, 5% by Lai Yin Cheung and 10% by Gaetan Leonard. Mr. James Leung is the President and Chief Executive Officer of both Gallant and the Company, and is the sole person who exercises voting and investment control over the securities held by Gallant. As such, Mr. Leung may be deemed to be the beneficial owner of securities of the Company owned by Gallant. None of the other shareholders of Gallant have the power to vote or dispose of the Company securities held by Gallant.

(3) 1,500,000 shares of the Company’s common stock are held by Capex Investments Limited (“Capex”). Mr. Robert Clarke, President and Sole Director of Capex, has voting and investment control over the securities held by Capex, and is therefore deemed to be the beneficial owner of such securities.

(4) 450,000 shares of the Company’s common stock are held by Sun Rich International Limited, a corporation owned by Mr. Leung and his wife. Mr. Leung is the President and Chief Executive Officer of Gallant with sole power to vote and dispose of 5 million shares. All such shares may be deemed to be beneficially owned by James Pak Chiu Leung.

(5) 600,000 share of the Company’s common stock are held by Fiducie Chevrette, a trust which Mr. Chevrette is a beneficiary of. These shares may be deemed to be beneficially owned by Mr. Chevrette.

(6)  Includes 5 million shares owned by Gallant, of which Mr. Leung is the President and Chief Executive Officer, and has sole power to vote and dispose of such shares.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Purchase Agreement with Gallant Energy International Inc.

On September 1, 2006, the Company and Gallant Energy International Inc. (“Gallant”) entered into a Purchase Agreement pursuant to which Gallant sold the Company its interest in a joint venture it formed with certain Chinese entities to develop facilities for the production of ethanol in the People’s Republic of China, in exchange for the issuance of 5,000,000 shares of the Company’s common stock. Upon the issuance of these 5,000,000 shares of the Company’s common stock, Gallant owned approximately 33% of the Company’s issued and outstanding shares of common stock.

Mr. James Pak Chiu Leung, a director and the President of the Company, is also a director and the President of Gallant. Mr. Gaetan Leonard, a former director of the Company, who resigned on September 5, 2006, is also a director and the Secretary of Gallant. Mr. James Pak Chiu Leung is the brother in law of Mr. Gaetan Leonard’s wife.

Rental Agreement with Flairbase Inc.

The Company is currently renting office space in Pointe-Claire, Province of Quebec, Canada from Flairbase Inc. The president of Flairbase Inc. is Gaetan Leonard, a former director of the Company. Pursuant to this lease, the Company pays $500 per month.

Review by Board of Directors

The Board of Directors of the Company has ratified and approved of the foregoing transactions. On the basis of its review, the Board of Directors concluded that the terms and conditions of these transactions are fair and reasonable to the Company. The Board of Directors of the Company furthermore concluded that these transactions will ultimately benefit the Company’s shareholders, notwithstanding the related-party aspect of these transactions.

ITEM 13: EXHIBITS

(a) Exhibits

Exhibit No.	Description of Exhibits

Exhibit 3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on December 17, 2004.

Exhibit 3.2	Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on December 17, 2004.

Exhibit 3.3	Articles of Incorporation, as amended.

Exhibit 10.1	Subscription Agreement, incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on December 17, 2004.

Exhibit 10.2
Purchase Agreement, dated as of September 1, 2006, between the Company and Gallant Energy International Inc., incorporated by reference to Exhibit 10.2 to the Company’s report on Form 8-K, filed with the Securities and Exchange Commission on September 18, 2006.

Exhibit 10.3
Securities Purchase Agreement, dated as of June 5, 2006, between Nigel Johnson, Alfred Nutt, Fiducie Chevrette, Gaetan Leonard, Lai Yin Cheung, Capex Investments Limited, and Sun Rich International Limited, incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-QSB, filed with the Securities and Exchange Commission on October 23, 2006

Exhibit 10.4	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-QSB, filed with the Securities and Exchange Commission on October 23, 2006.

Exhibit 10.5
Loan Agreement, dated as of September 30, 2006, between the Company and Asset Protection Fund Limited, incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 10-QSB, filed with the Securities and Exchange Commission on October 23, 2006.

Exhibit 10.6	Land Approval Confirmation, dated as of November 28, 2006, granted to Xinjiang Yajia Distillate Company Limited by Hami City Land Resource Bureau.

Exhibit 10.7	Purchase Agreement, dated as of December 29, 2006, between Xinjiang Yajia Distillate Company Limited and Xinjiang Yili Agricultural Division Supply and Sales Company.

Exhibit 14.1	Code of Conduct, incorporated by reference to Exhibit 14.1 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on August 31, 2006.

Exhibit 14.2	Equity Incentive Plan, incorporated by reference to Exhibit 14.2 to the Company’s Report on Form 10-QSB, filed with the Securities and Exchange Commission on October 23, 2006.

Exhibit 14.3	Audit Committee Charter, incorporated by reference to Exhibit 14.3 to the Company’s Report on Form 10-QSB, filed with the Securities and Exchange Commission on October 23, 2006.

Exhibit 14.4	Whistleblower Procedures Policy, incorporated by reference to Exhibit 14.4 to the Company’s Report on Form 10-QSB, filed with the Securities and Exchange Commission on October 23, 2006.

Exhibit 14.5	Governance Charter, incorporated by reference to Exhibit 14.5 to the Company’s Report on Form 10-QSB, filed with the Securities and Exchange Commission on October 23, 2006.

Exhibit 14.6	Compensation Charter, incorporated by reference to Exhibit 14.6 to the Company’s Report on Form 10-QSB, filed with the Securities and Exchange Commission on October 23, 2006.

Exhibit 21	List of Subsidiaries.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

September 18, 2006

The Company filed a report on Form 8-K on September 18, 2006 which announced the Company’s entry into certain material agreements, the sale of unregistered securities, and the appointment of new directors. In particular, the Company announced that (i) on September 1, 2006, the Company entered into a Purchase Agreement the with Gallant Energy International Inc. (“Gallant”) pursuant to which Gallant sold the Company its interest in a joint venture it formed with certain Chinese entities to develop facilities for the production of ethanol fuel in the People’s Republic of China, in exchange for the issuance of 5,000,000 shares of the Company’s common stock, in an unregistered private sale of the Company’s restricted common stock; and (ii) on September 7, 2006, the Company entered into a Letter of Intent with Green Technology America, Inc. for certain future collaberations.

This Form 8-K also disclosed that (i) on September 5, 2006, Mr. Gaetan Leonard resigned from the Company’s Board of Directors; and (ii) on September 7, 2006, the Board of Directors of the Company appointed Mr. Arthur Rawl, Mr. Naim Kosaric and Ms. Nancy Wang-Yang Ho as directors.

November 30, 2006

The Company filed a Report on Form 8-K on November 30, 2006 which disclosed the Company’s entry into a material agreement, unregistered sale of securities and certain other events. This Form 8-K discloses that on November 1, 2006, the Company entered into two stock purchase agreements pursuant to which the Company issued 500,000 shares of the Company’s common stock and Series A Warrants to purchase up to an additional 250,000 shares of the Company’s common stock. Effective as of November 24, 2006, the Company amended Article First of the Company’s Certificate of Incorporation by changing the Company’s name from “Arch Management Services Inc.” to “Tiger Ethanol International Inc.” In connection with this name change, effective November 30, 2006, the Company’s trading symbol on the over the counter bulletin board has been changed to TGEI.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Malone & Bailey, PC for professional services rendered for the audit of the Company's annual financial statements for the fiscal year ended November 30, 2005 totaled $7,500. The aggregate fees of Malone & Bailey, PC for professional services rendered for the audit of the Company's annual financial statements for the fiscal year ended November 30, 2006 totaled $14,884.

Audit-Related Fees

The aggregate fees billed by Malone & Bailey, PC for audit related services for the fiscal year ended November 30, 2005, and which are not disclosed in "Audit Fees" above, were $0. The aggregate fees billed by Malone & Bailey, PC for audit related services for the fiscal year ended November 30, 2006, and which are not disclosed in "Audit Fees" above, were $0.

Tax Fees

The aggregate fees billed by Malone & Bailey, PC for tax compliance for the fiscal year ended November 30, 2005 was $0. The aggregate fees billed by Malone & Bailey, PC for tax compliance for the fiscal year ended November 30, 2006 was $350.

All Other Fees

The aggregate fees billed by Malone & Bailey, PC or services other than those described above, for the year ended November 30, 2005, were $0. The aggregate fees billed by Malone & Bailey, PC or services other than those described above, for the year ended November 30, 2006, were $0.

Audit Committee Pre-Approval Policies

Our Board of Directors reviewed the audit and non-audit services rendered by Malone & Bailey, PC during the periods set forth above and concluded that such services were compatible with maintaining the auditors’ independence. All audit and non-audit services performed by our independent accountants are pre-approved by our Board of Directors to assure that such services do not impair the auditors’ independence from us.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIGER ETHANOL INTERNATIONAL INC.
March 14, 2007

	By:	/s/ James Pak Chiu Leung
Name: James Pak Chiu Leung
Title: Principal Executive Officer

By:	/s/ Michel St-Pierre
Name: Michel St-Pierre
Title: Principal Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Arthur Rawl

Name:  Arthur Rawl
Title:  Chairman of the Board
Dated: March 14, 2007

/s/ James Pak Chiu Leung

Name:  James Pak Chiu Leung
Title:  Chief Executive Officer, President and Director
Dated: March 14, 2007

/s/ Guy Chevrette

Name: Guy Chevrette
Title:  Director
Dated: March 14, 2007

/s/ Naim Kosaric

Name:  Naim Kosaric
Title:  Director
Dated: March 14, 2007