Form 10QSB
period 2007-02-28
Tiger Ethanol International Inc.
filed 2007-04-17
CIK 1307701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: February 28, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to _________

Commission File Number: 000-51388

TIGER ETHANOL INTERNATIONAL INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

Nevada	84-1665042
(State or Other Jurisdiction of	(IRS Employer Identification
Incorporation or Organization)	Number)

6600, Trans-Canada, Suite 519
Pointe-Claire, Quebec H9R 4S2
Canada
(Address of Principal Executive Offices)

(514) 771-3795
(Issuer’s Telephone Number, Including Area Code)

N/A
(Former Name, Former Address and Former Fiscal Year,
If Changed Since Last Report

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  The Issuer had 17,282,750 shares of Common Stock, par value $.001, outstanding as of April 16, 2007.

Transitional Small Business Disclosure format (Check one): Yes ☐ No ☒

PART I: FINANCIAL INFORMATION

This Quarterly Report on Form 10-QSB (this “Quarterly Report”) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “contemplates,” “continues,” “estimates,” “anticipates,” “expects,” “intends,” “may,” “will” or “should,” or, in each case, their negative or other variations or comparable terminology. You should read statements that contain these words carefully because they:

•	discuss future expectations;

•	contain projections of future results of operations or financial condition; or

•	state other “forward-looking” information.

We believe it is important to communicate our expectations to our stockholders. However, there may be events in the future that we are not able to predict accurately or over which we have no control. The risk factors and cautionary language discussed in this Quarterly Report provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by us in such forward-looking statements, including among other things:

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

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report. In addition, even if our results of operations, financial condition and liquidity, and developments in the industry in which we operate, are consistent with the forward-looking statements contained in this Quarterly Report, those results or developments may not be indicative of results or developments in subsequent periods. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of such statements.

All forward-looking statements included herein are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report. Except to the extent required by applicable laws and regulations, the Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events.

Unless otherwise provided in this Quarterly Report, references to the “Company,” the “Registrant,” the “Issuer,” “we,” “us,” and “our” refer to Tiger Ethanol International Inc. (formally known as Arch Management Services Inc.).

Item 1: Financial Statements
TIGER ETHANOL INTERNATIONAL INC.
(Formerly Known As Arch Management Services Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET

	February 28	November 30
	2007	2006
	(unaudited)	(audited)
ASSETS
Current assets:

Cash	$1,000,844	$1,317,296
Minority interest receivable (Note 2)	—	56,700
Sundry current assets	42,690	19,505

TOTAL ASSETS	$1,043,534	$1,393,501

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accrued liabilities	$94,434	$56,866
Stock payable (Note 3)	—	500,000

TOTAL CURRENT LIABILITIES	94,434	556,866

Minority interest in Joint Venture	32,705	56,700

STOCKHOLDERS' EQUITY

Common stock, $.001 par value, 100,000,000 shares authorized,
15,912,750 shares issued and outstanding	15,913	15,663
Additional paid-in capital	1,875,506	1,344,234
Deficit accumulated during development stage	(975,024)	(579,962)

Total Stockholders' Equity	916,395	779,935

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,043,534	$1,393,501

The accompanying notes are an integral part of the consolidated financial statements

TIGER ETHANOL INTERNATIONAL INC.
(Formerly Known As Arch Management Services Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF DEVELOPMENT STAGE EXPENDITURES
Three Months Ended February 28, 2007 and 2006 and Periods from September 9, 2004 (Inception)
through February 28, 2007 ( unaudited)

	Three months	Three months	Inception
	Ended	Ended	through
	February 28	February 28	February 28,
	2007	2006	2007

General & administrative expenses	$387,473	$13,265	$748,295
Compensation expense	31,522	—	249,288
Interest expense	62	96	1,436
	419,057	13,361	999,019

Minority interest in Joint Venture	(23,995)	—	(23,995)

NET LOSS	$395,062	13,361	$975,024

Basic and diluted loss per common share	$0.03	$0,00	N/A

Weighted average number of common shares outstanding	15,726,638	10,162,750	N/A

The accompanying notes are an integral part of the consolidated financial statements

TIGER ETHANOL INTERNATIONAL INC.
(Formerly Known As Arch Management Services Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
From September 9, 2004, (Inception) through February 28, 2007 ( unaudited)

				Deficit
				Accumulated
			Paid	During the
	Common Stock		In	Development
	Shares	Amount	Capital	Stage	Total

Balances at November 30, 2006	15,662,750	$15,663	$1,344,234	$(579,962)	$779,935

Shares issued for cash	250,000	250	499,750	—	500,000

Stock option			31,522		31,522

Net loss	—	—	—	(395,062)	(395,062)

Balances at

February 28, 2007	15,912,750	$15,913	$1,875,506	$(975,024)	$916,395

The accompanying notes are an integral part of the consolidated financial statements

TIGER ETHANOL INTERNATIONAL INC.
(Formerly Known As Arch Management Services Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended February 28, 2007 and 2006 and Periods from September 9, 2004 (Inception)
through February 28, 2007 ( unaudited)

			Inception
	Three months	Three months	through
	Ended Feb 28	Ended Feb 28	February 28,
	2007	2006	2007

Cash flows from operating activities:
Net loss	$(395,062)	$(13,361)	$(975,024)
Adjustments to reconcile net
loss to net cash used in
operating activities:
Imputed rent and salary expense	-	8,550	59,383
Stock option	31,522		106,288
Non-cash stock compensation	-		143,000
Minority interest in joint venture	(23,995)		(23,995)

Changes in:
Deferred offering costs			(20,000)
Sundry current assets	(23,185)	-	(42,690)
Accounts payable			20,000
Accrued liabilities	37,568	96	94,434
Net cash used in operating activities	(373,152)	(4,715)	(638,604)

Cash flows from financing activities:
Minority interest receivable	56,700		56,700
Stock payable	-		500,000
Proceeds from sale of common stock	-	-	1,082,748
Proceeds from loans payable to related party	-	-	91,286
Loan repayments	-	-	(91,286)

Net cash provided by financing activities	56,700	-	1,639,448

Net change in cash	(316,452)	(4,715)	1,000,844

Cash at beginning of period	1,317,296	60,801	-

Cash at end of period	$1,000,844	$56,086	$1,000,844

Supplemental Information:
Interest paid	$62	$433	$1,436

The accompanying notes are an integral part of the consolidated financial statements

NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Tiger Ethanol International Inc. (Formally known as Arch Management Services Inc. (“Arch”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2006, as reported in the Form 10-KSB, have been omitted.

2. JOINT VENTURE

The Company has invested in a joint venture named Xinjiang Yajia Distillate Company Limited (the “Venture”) to produce ethanol in the People’s Republic of China. The Company owns 90% of the Venture. Xinjiang Wangye Brewing Co. Ltd. and Guangdong Kecheng Trading Co. Ltd. each own 5% of the Venture. This ethanol will be produced from agricultural products. As of February 28, 2007 the Company has contributed $510,081 and the two partners have contributed $56,700. The amount from the two partners shown as receivable on November 30, 2006 was received in December 2006.

3. STOCK PAYABLE

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

4. STOCKHOLDER’S EQUITY

COMMON STOCK

The company is authorized to issue 100,000,000 shares of Common Stock (par value $0.01) of which 15,912,750 were issued and outstanding as of February 28, 2007.

On November 1, 2006, Portu Finance paid five hundred thousand dollars ($500,000) to purchase from the Company (i) 250,000 shares of the Company's common stock; and (ii) Series A Warrants to purchase up to an additional 125,000 shares of the Company's common stock at an exercise price initially set at $2.50 per share. The shares were formally issued on December 6, 2006.

WARRANTS

On December 6, 2006, 250,000 shares of common stock with 125,000 warrants were sold for $500,000. The warrants have an exercise price of $2.50 and expire in 2 years.

5. SUBSEQUENT EVENTS

On March 8, 2007, the Company entered into Common Stock Purchase Agreements with each of Emper Overseas S.A and Aton Select Fund Limited (each a “Common Stock Purchase Agreement,” and collectively the “Common Stock Purchase Agreements”).

Pursuant to the Common Stock Purchase Agreement between the Company and Emper Overseas S.A, Emper Overseas S.A paid five hundred thousand dollars ($500,000) to purchase from the Company (i) 250,000 shares of the Company's common stock; and (ii) Series A Warrants to purchase up to an additional 125,000 shares of the Company's common stock at an exercise price initially set at $2.50 per share.

Pursuant to the Common Stock Purchase Agreement between the Company and Aton Select Fund Limited, Aton Select Fund Limited paid five hundred thousand dollars ($500,000) to purchase from the Company (i) 250,000 shares of the Company's common stock; and (ii) Series A Warrants to purchase up to an additional 125,000 shares of the Company's common stock at an exercise price initially set at $2.50 per share.

Pursuant to each of the Common Stock Purchase Agreements, the Series A Warrants which have been granted shall expire on March 8, 2008, and contain customary adjustment provisions in the event of changes in the capitalization of the Company.

On March 14, 2007, the Company issued sixty thousand (60,000) shares of common stock to an officer of the Company following the reception of a duly filled notice of exercise of common stock options.

On March 15, 2007, the Company issued sixty thousand (60,000) shares of common stock to a director following the reception of a duly filled notice of exercise of common stock options.

On March 16, 2007, the Company entered into Common Stock Purchase Agreements with Capinvest LLC (the “Capinvest Common Stock Purchase Agreement”).

Pursuant to the Common Stock Purchase Agreement between the Company and Capinvest LLC, Capinvest LLC paid one million and five thousand dollars ($1,500,000) to purchase from the Company (i) 750,000 shares of the Company's common stock; and (ii) Series A Warrants to purchase up to an additional 375,000 shares of the Company's common stock at an exercise price initially set at $2.50 per share.

Pursuant to Capinvest Common Stock Purchase Agreement, the Series A Warrants which have been granted shall expire on March 16, 2008, and contain customary adjustment provisions in the event of changes in the capitalization of the Company.

On March 30, 2007, pursuant to the three Common Stock Purchase Agreements described above, the Company (i) issued 1,250,000 shares of the Company’s common stock; and (ii) issued Series A Warrants to purchase up to an additional 625,000 shares of the Company’s common stock. The total purchase price paid for the common stock and Series A Warrants pursuant to the Common Stock Purchase Agreements was $2,500,000. No underwriting discounts or commissions were paid.

On March 10, 2007, the Company entered into a Common Stock Purchase Agreement with Simeon Securities S.A. (the “Simeon Securities S.A. Common Stock Purchase Agreement”).

Pursuant to the Simeon Securities S.A. Common Stock Purchase Agreement, Simeon Securities S.A. paid five hundred thousand dollars ($500,000) to purchase from the Company (i) 250,000 shares of the Company's common stock; and (ii) Series A Warrants to purchase up to an additional 125,000 shares of the company's common stock at an exercise price initially set at $2.50 per share.

Pursuant to the Simeon Securities S.A. Common Stock Purchase Agreement, the Series A Warrants which have been granted shall expire on March 10, 2008, and contain customary adjustment provisions in the event of changes in the capitalization of the Company.

Item 2: Management’s Discussion and Analysis or Plan of Operation

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report. This Quarterly Report contains certain forward- looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Quarterly Report, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward- looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward- looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Development Stage Expenditures

Development stage expenditures during the three months period ended February 28, 2007 were $419,057, which consisted primarily of $267,780 in professional fees, $55,965 in salaries, $23,300 in travel expenditures and $31,522 in compensation expenses. For the three months period ended in February 28, 2006 the development stage expenditures were $13,361, substantially all of which were professional fees.

Financial Condition, Liquidity and Capital Resources

The Company's principal capital resources have been acquired through the sale of shares of its common stock.

At February 28, 2007, we had positive working capital of $949,100 compared to working capital of $836,635 at November 30, 2006. This change is primarily the result of additional funds raised through the sale of equity securities.

At February 28, 2007, the Company had total assets of $1,043,534 consisting of cash, current assets and investment which compares with the Company's total assets at November 30, 2006, of $1,393,501. This change is primarily the result of development stage expenditures in the Joint Venture in China.

At February 28, 2007, the Company's total liabilities were $94,434. Our total liabilities at November 30, 2006, were $556,866. The amount of $94,434 represents accounts payable and accrued professional fees. The minority interest of $32,705 ($56,700 as at November 30, 2006) represents the participation to capital by the Company’s two partners in the Joint Venture.

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

The Venture intends to initially construct and operate a 20,000 metric ton annual capacity ethanol plant in Hami District. To accomplish this, the Venture anticipates that it will require $7.5 million for all costs including construction, start-up, working-capital (including $2 million for pur-chase of three month’s bio-mass inventory) and associated activities. The bio-mass inven-tory requirement may be debt-financed with a local Chinese bank at an annual interest rate of approximately 8% per year.

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

Item 3: Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934 (the “Exchange Act”). Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have been no changes in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

The Company is not, and has not been during the period covered by this Quarterly Report, a party to any legal proceedings.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

March 10, 2007 sale of 250,000 Shares of Common Stock

On March 10, 2007, the Company entered into a Common Stock Purchase Agreement with Simeon Securities S.A. (the “Simeon Securities S.A. Common Stock Purchase Agreement”). Pursuant to the Simeon Securities S.A. Common Stock Purchase Agreement, Simeon Securities S.A. paid five hundred thousand dollars ($500,000) to purchase from the Company (i) 250,000 shares of the Company's common stock; and (ii) Series A Warrants to purchase up to an additional 125,000 shares of the company's common stock at an exercise price initially set at $2.50 per share.

Pursuant to the Simeon Securities S.A. Common Stock Purchase Agreement, the Series A Warrants which have been granted shall expire on March 10, 2008, and contain customary adjustment provisions in the event of changes in the capitalization of the Company.

The aforementioned stock issuance transaction was made with non-U.S. persons and was undertaken by the Company in reliance upon the exemption from securities registration of Regulation S of the U.S. Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

Item 3: Defaults Upon Senior Securities

Not Applicable.

Item 4: Submission of Matters to a Vote of Security Holders

There have been no meetings of security holders during the period covered by this Quarterly Report.

No matters were submitted to the vote of the Company’s security holders during the first quarter of the fiscal year covered by this Quarterly Report.

Item 5: Other Information

None.

Item 6: Exhibits

(a) Exhibits

Exhibit No.	Description of Exhibits

Exhibit 3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on December 17, 2004.

Exhibit 3.2	Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on December 17, 2004.

Exhibit 3.3	Articles of Incorporation, as amended, incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 30, 2006.

Exhibit 10.7	Purchase Agreement, dated as of December 29, 2006, between Xinjiang Yajia Distillate Company Limited and Xinjiang Yili Agricultural Division Supply and Sales Company.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

January 10, 2007

The Company filed a Report on Form 8-K on January 10, 2007 which disclosed the Company’s entry into a material agreement, unregistered sale of securities and certain other events. This Form 8-K discloses that on November 1, 2006, the Company entered into a stock purchase agreement with Portu Finance Inc. pursuant to which the Company issued to Portu Finance Inc. 250,000 shares of the Company’s common stock and Series A Warrants to purchase up to an additional 125,000 shares of the Company’s common stock.

January 23, 2007

The Company filed a report on Form 8-K on January 23, 2007 which announced that (i) on January 9, 2007, Mr. Gilles Simard resigned as the Company’s Chief Financial Officer and Principal Accounting Officer; and (ii) on January 9, 2007, the Board of Directors of the Company appointed Mr. Michel St-Pierre as Company’s Chief Financial Officer and Principal Accounting Officer.

January 31, 2007

The Company filed a report on Form 8-K on January 31, 2007 which announced that on January 30, 2007, Ms. Nancy Wang-Yang Ho resigned from the Company’s Board of Directors.

February 2, 2007

The Company filed a Report on Form 8-K on February 2, 2007 which disclosed the Company’s Venture entry into a material agreement. This Form 8-K discloses that on December 29, 2006, the Company’s Venture, Xinjiang Yajia Distillate Company Limited, a Chinese entity of which the Company owns 90%, entered into an agreement with Xinjiang Yili Agricultural Division Supply and Sales Company (the “Xinjiang Yili Company”), a government-owned Chinese business, for supplies of corn to be used in the Venture’s planned ethanol manufacturing plant in Hami District.

April 5, 2007

The Company filed a Report on Form 8-K on April 5, 2007 which disclosed the Company’s entry into three material agreements, unregistered sale of securities and certain other events. This Form 8-K discloses that (i) on March 8, 2007, the Company entered into two stock purchase agreements pursuant to which the Company issued 500,000 shares of the Company’s common stock and Series A Warrants to purchase up to an additional 250,000 shares of the Company’s common stock, and (ii) on March 16, 2007, the Company entered into a stock purchase agreement pursuant to which the Company issued 750,000 shares of the Company’s common stock and Series A Warrants to purchase up to an additional 375,000 shares of the Company’s common stock.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIGER ETHANOL INTERNATIONAL INC.
Dated: April 16, 2007	(Registrant)
	By:	/s/ James Pak Chiu Leung
Name: James Pak Chiu Leung
Title: Principal Executive Officer

Dated: April 16, 2007
	By:	/s/ Michel St-Pierre
Name: Michel St-Pierre
Title: Principal Financial Officer and Chief Accounting Officer