Form 10QSB
period 2007-05-31
Tiger Ethanol International Inc.
filed 2007-07-16
CIK 1307701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: May 31, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  The Issuer had 17,572,750 shares of Common Stock, par value $.001, outstanding as of July 16, 2007.

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

Item 1: Financial Statements

TIGER ETHANOL INTERNATIONAL INC.
(Formerly Known As Arch Management Services Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET

	May 31	November 30
	2007	2006
	(unaudited)	(audited)

ASSETS
Current assets:
Cash	$943,841	$1,317,296
Short term deposit, bearing interest
at 5.6%, maturing June 6, 2007	1,800,000	-
Minority interest receivable (Note 2)	-	56,700
Sundry current assets	35,685	19,505

	2,779,526	1,393,501

Deposit on machinery	723,559	-
Construction in progress	287,473	-

TOTAL ASSETS	$3,790,558	$1,393,501

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$9,968	$56,866
Stock payable (Note 3)	-	500,000

TOTAL CURRENT LIABILITIES	9,968	556,866

Minority interest in Joint Venture	28,081	56,700
	38,049	613,566
STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 100,000,000 shares authorized,
17,572,750 shares issued and outstanding	17,573	15,663
Additional paid-in capital	4,881,846	1,344,234
Deficit accumulated during development stage	(1,146,910)	(579,962)

Total Stockholders' Equity	3,752,509	779,935

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,790,558	$1,393,501

The accompanying notes are an integral part of the consolidated financial statements.

TIGER ETHANOL INTERNATIONAL INC.
(Formerly Known As Arch Management Services Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months and Six Months Ended May 31, 2007 and 2006 and Period from September 9, 2004 (Inception) through May 31, 2007 (unaudited)

	Three months		Six months		Inception
	Ended	Ended	Ended	Ended	through
	May 31	May 31	May 31	May 31	May 31
	2007	2006	2007	2006	2007

General & administrative expenses	$179,783	$12,626	$598,778	$25,891	$1,177,366
Interest expense	-	-	62	96	1,436
Foreign exchange gain	(3,273)	0	(3,273)	0	(3,273)

	176,510	12,626	595,567	25,987	1,175,529

Minority interest in
Joint Venture	(4,624)	-	(28,619)	-	(28,619)

NET LOSS	$171,886	$12,626	$566,948	$25,987	$1,146,910

Basic and diluted loss per
common share	$0.01	$0.00	$0.04	$0.00	N/A

Weighted average number of
common shares outstanding	17,077,861	10,162,750	16,402,250	10,162,750	N/A

The accompanying notes are an integral part of the consolidated financial statements.

TIGER ETHANOL INTERNATIONAL INC.
(Formerly Known As Arch Management Services Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
From September 9, 2004, (Inception) through May 31, 2007 (unaudited)

				Deficit
				Accumulated
			Paid	During the
	Common Stock		In	Development
	Shares	Amount	Capital	Stage	Total

Balances from September 9, 2004
through November 30, 2006	15,662,750	$15,663	$1,344,234	$(579,962)	$779,935

Shares and warrants
issued for stock payable	250,000	250	499,750	-	500,000

Shares and warrants
issued for cash	1,660,000	1,660	3,006,340		3,008,000

Stock-based compensation	-		31,522	-	31,522

Net loss	-	-	-	(566,948)	(566,948)

Balances at
May 31, 2007	17,572,750	$17,573	$4,881,846	$(1,146,910)	$3,752,509

The accompanying notes are an integral part of the consolidated financial statements.

TIGER ETHANOL INTERNATIONAL INC.
(Formerly Known As Arch Management Services Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended May 31, 2007 and 2006 and Period from September 9, 2004 (Inception)
through May 31, 2007 (unaudited)

	Six months	Six months	Inception
	Ended May 31	Ended May 31	through May 31
	2007	2006	2007

Cash flows from operating activities:
Net loss	$(566,948)	$(25,987)	$(1,146,910)
Adjustments to reconcile net
loss to net cash used in
operating activities:
Imputed rent and salary expense	-	17,100	59,383
Stock-based compensation expense	31,522		106,288
Non-cash stock compensation	-		143,000
Minority interest in joint venture	(28,619)		28,081

Changes in:
Deferred offering costs
Sundry current assets	(16,180)	-	(35,685)
Accounts payable and
accrued liabilities	(46,898)	1,336	9,968
Net cash used in operating activities	(627,123)	(7,551)	(835,875)

Cash flows from investing activities:
Deposit on machinery	(723,559)		(723,559)
Construction in progress	(287,473)		(287,473)

Net cash used in investing activities	(1,011,032)		(1,011,032)

Cash flows from financing activities:
Minority interest receivable	56,700		-
Stock payable	(500,000)		-
Proceeds from sale of common
stock and warrants	3,508,000	-	4,590,748
Proceeds from loans payable to
related party	-	-	91,286
Loan repayments	-	(4,193)	(91,286)

Net cash provided by financing activities	3,064,700	(4,193)	4,590,748

Net change in cash	1,426,545	(11,744)	2,743,841

Cash at beginning of period	1,317,296	60,801	-

Cash at end of period	$2,743,841	$49,057	$2,743,841

Supplemental Information:
Interest paid	$62	$1,374	$1,436

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Tiger Ethanol International Inc. (formally known as Arch Management Services Inc.) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2006, as reported in the Form 10-KSB, have been omitted.

2. JOINT VENTURE

The Company has invested in a joint venture named Xinjiang Yajia Distillate Company Limited (the “Venture”) to produce ethanol in the People’s Republic of China. The Company owns 90% of the Venture. Xinjiang Wangye Brewing Co. Ltd. and Guangdong Kecheng Trading Co. Ltd. each own 5% of the Venture. This ethanol will be produced from agricultural products. As of May 31, 2007 the Company has contributed $2,010,081 and the two partners have contributed $56,700. The Company is committed to contribute an additional $4,125,000 (32,000,000 Chinese Renminbi (RMBs)). The amounts received from the Company’s two partners, shown as receivable on November 30, 2006, was received in December, 2006.

3. STOCK PAYABLE

The Company received a deposit of five hundred thousand dollars ($500,000) from Portu Finance on November 1, 2006 to purchase from the Company (i) 250,000 shares of the Company's common stock; and (ii) Series A Warrants to purchase up to an additional 125,000 shares of the company's common stock at an exercise price initially set at $2.50 per share. The relative fair value of the common stock is $396,000 and the relative fair value of the warrants is $104,000. The warrants have a term of two years. The deposit can be refundable as per the subscription agreement. The shares were formally issued on December 6, 2006.

4. STOCKHOLDER’S EQUITY

COMMON STOCK

The company is authorized to issue 100,000,000 shares of Common Stock (par value $0.001) of which 17,572,750 were issued and outstanding as of May 31, 2007.

On November 1, 2006, Portu Finance paid five hundred thousand dollars ($500,000) to purchase from the Company (i) 250,000 shares of the Company's common stock; and (ii) Series A Warrants to purchase up to an additional 125,000 shares of the Company's common stock at an exercise price initially set at $2.50 per share. The shares were formally issued on December 6, 2006.

On March 8, 2007, Emper Overseas S.A paid five hundred thousand dollars ($500,000) to purchase from the Company (i) 250,000 shares of the Company's common stock; and (ii) Series A Warrants to purchase up to an additional 125,000 shares of the Company's common stock at an exercise price initially set at $2.50 per share. The relative fair value of the common stock is $307,000 and the relative fair value of the warrants is $193,000. The shares were formally issued on March 30, 2007.

On March 8, 2007, Aton Select Fund Limited paid five hundred thousand dollars ($500,000) to purchase from the Company (i) 250,000 shares of the Company's common stock; and (ii) Series A Warrants to purchase up to an additional 125,000 shares of the Company's common stock at an exercise price initially set at $2.50 per share. The relative fair value of the common stock is $307,000 and the relative fair value of the warrants is $193,000. The shares were formally issued on March 30, 2007.

On March 10, 2007, Simeon Securities S.A. paid five hundred thousand dollars ($500,000) to purchase from the Company (i) 250,000 shares of the Company's common stock; and (ii) Series A Warrants to purchase up to an additional 125,000 shares of the Company's common stock at an exercise price initially set at $2.50 per share. The relative fair value of the common stock is $293,000 and the relative fair value of the warrants is $207,000. The shares were formally issued on April 20, 2007.

On March 14, 2007, the Company issued sixty thousand (60,000) shares of common stock to an officer of the Company following the reception of a duly filled notice of exercise of common stock options.

On March 15, 2007, the Company issued sixty thousand (60,000) shares of common stock to a director following the reception of a duly filled notice of exercise of common stock options.

On March 16, 2007, Capinvest LLC paid one million and five thousand dollars ($1,500,000) to purchase from the Company (i) 750,000 shares of the Company's common stock; and (ii) Series A Warrants to purchase up to an additional 375,000 shares of the Company's common stock at an exercise price initially set at $2.50 per share. The relative fair value of the common stock is $921,000 and the relative fair value of the warrants is $579,000. The shares were formally issued on March 30, 2007.

On May 9, 2007, the Company issued forty thousand (40,000) shares of common stock to a former officer of the Company following the reception of a duly filled notice of exercise of common stock options.

WARRANTS

The following warrants were issued in the six months period ended May 31, 2007 and were accounted for in accordance with the fair value method described in SFAS No. 123R. Where fair value of these warrants was required to be calculated, the fair value was computed using the Black-Scholes Model with the following assumptions: no dividend yield, expected volatility of 160% for a two-year warrant and a risk-free interest rate range of 4.7% for a two-year warrant.

On December 6, 2006, 250,000 shares of common stock with 125,000 warrants were sold for $500,000. The warrants have an exercise price of $2.50 and expire in 2 years. The relative fair value of the common stock is $396,000 and the relative fair value of the warrants is $104,000. The shares were issued on December 6, 2006.

On March 10, 2007, 250,000 shares of common stock with 125,000 warrants were sold for $500,000. The warrants have an exercise price of $2.50 and expire in 2 years. The relative fair value of the common stock is $293,000 and the relative fair value of the warrants is $207,000. The shares were issued on April 20, 2007.

On March 8, 2007, 1,250,000 shares of common stock with 625,000 warrants were sold for $2,500,000. The warrants have an exercise price of $2.50 and expire in 2 years. The relative fair value of the common stock is $1,535,000 and the relative fair value of the warrants is $965,000. The shares were issued on March 30, 2007.

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

Development Stage Expenditures

Development stage expenditures during the six months period ended May 31, 2007 were $566,948, which consisted primarily of $274,378 in professional fees, $135,482 in salaries and $43,389 in travel expenditures. As for the three months period ended May 31, the expenses were $171,886 and consisted primarily of $30,830 in professional fees, $85,477 in salaries and $19,965 in travel expenditures. For the six and the three months period ended in May 31, 2006 the development stage expenditures were $25,987 and $12,626, substantially all of which were professional fees.

Financial Condition, Liquidity and Capital Resources

The Company's principal capital resources have been acquired through the sale of shares of its common stock.

At May 31, 2007, we had positive working capital of $2,769,558 compared to working capital of $836,635 at November 30, 2006. This change is primarily the result of funds raised through the sale of the Company’s securities.

At May 31, 2007, the Company had total assets of $3,790,558 consisting mainly of cash which compares with the Company's total assets at November 30, 2006, of $1,393,501. This increase in cash is primarily the result of funds raised through the sale of the Company’s securities.

At May 31, 2007, the Company's total liabilities were $9,968. Our total liabilities at November 30, 2006, were $556,866. The amount of $9,968 represents accounts payable and accrued professional fees. The minority interest of $28,081 represents the participation in the capital of the Company by the two partners in the joint venture. On November 1, 2006 the Company received a deposit of five hundred thousand dollars ($500,000) from Portu Finance to purchase 250,000 shares of the Company's common stock at a price of $2.50 per share. The shares were formally issued on December 6, 2006.

Plan of Operations

The Company’s Cash Requirements

The Company has entered into a joint venture named Xinjiang Yajia Distillate Company Limited (the "Venture") to produce ethanol in the People's Republic of China. The Venture will be located in Guangdong Industrial zone, Hami Shi, Xinjiang Province, People’s Republic of China.  The Company owns 90% of the Venture.  Xinjiang Wangye Brewing Co. Ltd. and Guangdong Kecheng Trading Co. Ltd. each own 5% of the Venture.  All the activities of the Venture will be carried on in accordance with the laws, decrees, rules and regulations of the People’ Republic of China. The Venture will take the form of a limited liability company. It will have a term of ten years as of the date on which the business licence of the Venture is issued. At the liquidation of the Venture, the properties of the Venture will be distributed in proportion to the respective investment of each party.

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

- On July 13, 2007 one RMB was equal to 0.1320USD.

The Company’s responsibilities within the Venture will include providing the financial contribution described above, assisting with the Venture’s productive activities, assisting the Venture with technology and advanced management, handling matters relating to the selection and purchase of machinery and equipment outside China, providing assistance concerning the installation, testing and trial production using imported equipment, training technical personal, management personal and the other workers of the Venture, managing the finances of the Venture and its movements of funds, to be responsible for such other matters as it may be entrusted by the Venture.

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

The ethanol will be produced from agricultural products. To accomplish this, the Venture plans to expend approximately $5,500,000 on engineering, construction and related costs for plant and equipment.  Further, the Company intends to invest up to $2,000,000 in current assets, principally raw materials inventory (corn bio-mass) and consumable supplies associated with production.  Lastly, the Venture intends to hire between 50 and 60 operating and administrative personnel at the prevailing labor rates in Western China to operate and administer the plant's operations.  (The prevailing labor rates in Western China expected to be paid to the Venture's employees are approximately $2,400 per year at current exchange rates.)

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

On March 8, 2007, the Company entered into a Common Stock Purchase Agreement with Emper Overseas S.A. (the “Emper Overseas Stock Purchase Agreement”). Pursuant to the Emper Overseas Stock Purchase Agreement, Emper Overseas paid five hundred thousand dollars ($500,000) to purchase from the Company (i) 250,000 shares of Common Stock; and (ii) Series A Warrants to purchase up to an additional 125,000 shares of the Company's common stock at an exercise price initially set at $2.50 per share. Pursuant to the Emper Overseas Stock Purchase Agreement, the Series A Warrants which have been granted shall expire on March 8, 2008, and contain customary adjustment provisions in the event of changes in the capitalization of the Company. The total purchase price paid for the common stock and Series A Warrants pursuant to the Emper Overseas Stock Purchase Agreement was $500,000. No underwriting discounts or commissions were paid.

On March 8, 2007, the Company entered into a Common Stock Purchase Agreement with Aton Select Fund (the “Aton Select Fund Stock Purchase Agreement”). Pursuant to the Aton Select Fund Stock Purchase Agreement, Aton Select Fund paid five hundred thousand dollars ($500,000) to purchase from the Company (i) 250,000 shares of Common Stock; and (ii) Series A Warrants to purchase up to an additional 125,000 shares of the Company's common stock at an exercise price initially set at $2.50 per share. Pursuant to the Aton Select Fund Stock Purchase Agreement, the Series A Warrants which have been granted shall expire on March 8, 2008, and contain customary adjustment provisions in the event of changes in the capitalization of the Company. The total purchase price paid for the common stock and Series A Warrants pursuant to the Aton Select Fund Stock Purchase Agreement was $500,000. No underwriting discounts or commissions were paid.

On March 10, 2007, the Company entered into a Common Stock Purchase Agreement with Simeon Securities S.A. (the “Simeon Securities S.A. Stock Purchase Agreement”). Pursuant to the Simeon Securities S.A. Stock Purchase Agreement, Simeon Securities S.A. paid five hundred thousand dollars ($500,000) to purchase from the Company (i) 250,000 shares of Common Stock; and (ii) Series A Warrants to purchase up to an additional 125,000 shares of the Company's common stock at an exercise price initially set at $2.50 per share. Pursuant to the Simeon Securities S.A. Stock Purchase Agreement, the Series A Warrants which have been granted shall expire on March 10, 2008, and contain customary adjustment provisions in the event of changes in the capitalization of the Company. The total purchase price paid for the common stock and Series A Warrants pursuant to the Simeon Securities S.A. Stock Purchase Agreement was $500,000. No underwriting discounts or commissions were paid.

On March 16, 2007, the Company entered into a Common Stock Purchase Agreement with Capinvest LLC (the “Capinvest Stock Purchase Agreement”). Pursuant to the Capinvest Stock Purchase Agreement, Capinvest LLC paid one million five hundred thousand dollars ($1,500,000) to purchase from the Company (i) 750,000 shares of the Company's common stock; and (ii) Series A Warrants to purchase up to an additional 375,000 shares of the Company's common stock at an exercise price initially set at $2.50 per share. Pursuant to the Capinvest Stock Purchase Agreement, the Series A Warrants which have been granted shall expire on March 16, 2008, and contain customary adjustment provisions in the event of changes in the capitalization of the Company. The total purchase price paid for the common stock and Series A Warrants pursuant to the Capinvest Stock Purchase Agreement was $1,500,000. No underwriting discounts or commissions were paid.

Each of the aforementioned transactions were made with non-U.S. persons and was undertaken by the Company in reliance upon the exemption from securities registration of Regulation S of the U.S. Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

Item 3: Defaults Upon Senior Securities

Not Applicable.

Item 4: Submission of Matters to a Vote of Security Holders

There have been no meetings of security holders during the period covered by this Quarterly Report.

No matters were submitted to the vote of the Company’s security holders during the second quarter of the fiscal year covered by this Quarterly Report.

Item 5: Other Information

None.

Item 6: Exhibits

(a) Exhibits

Exhibit No.	Description of Exhibits

Exhibit 3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on December 17, 2004.

Exhibit 3.2	Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on December 17, 2004.

Exhibit 3.3	Articles of Incorporation, as amended, incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 30, 2006.

Exhibit 10.8	Stock Purchase Agreement by and between the Company and Emper Overseas S.A, dated March 8, 2007.

Exhibit 10.9	Series A Warrant issued to Emper Overseas S.A, dated March 8, 2007.

Exhibit 10.10	Stock Purchase Agreement by and between the Company and Aton Select Fund Limited, dated March 8, 2007.

Exhibit 10.11	Series A Warrant issued to Aton Select Fund Limited, dated March 8, 2007.

Exhibit 10.12	Stock Purchase Agreement by and between the Company and Simeon Securities S.A., dated March 10, 2007.

Exhibit 10.13	Series A Warrant issued to Simeon Securities S.A., dated March 10, 2007.

Exhibit 10.14	Stock Purchase Agreement by and between the Company and Capinvest LLC, dated March 16, 2007.

Exhibit 10.15	Series A Warrant issued to Capinvest LLC, dated March 16, 2007.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

April 5, 2007

The Company filed a Report on Form 8-K on April 5, 2007 which disclosed the Company’s entry into three material agreements and unregistered sale of securities. This Form 8-K discloses that (i) on March 8, 2007, the Company entered into two stock purchase agreements pursuant to which the Company issued 500,000 shares of the Company’s common stock and Series A Warrants to purchase up to an additional 250,000 shares of the Company’s common stock, and (ii) on March 16, 2007, the Company entered into a stock purchase agreement pursuant to which the Company issued 750,000 shares of the Company’s common stock and Series A Warrants to purchase up to an additional 375,000 shares of the Company’s common stock.

April 23, 2007

On April 30, 2007 the Company filed a Report on Form 8-K which disclosed that on March 30, 2007, the Company replaced its independent auditor, Malone & Bailey, PC. Effective as of March 30, 2007, the Company has retained Raymond Chabot Grant Thornton, LLP, as its independent auditor.

May 4, 2007

On May 4, 2007 the Company filed Amendment No. 1 to a Report on Form 8-K/A, which clarified certain disclosures made in the Form 8-K filed on April 30, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIGER ETHANOL INTERNATIONAL INC.
(Registrant)

Dated: July 16, 2007	By:	/s/ James Pak Chiu Leung
Name: James Pak Chiu Leung
Title: Principal Executive Officer

Dated: July 16, 2007	By:	/s/ Michel St-Pierre
Name: Michel St-Pierre
Title: Principal Financial Officer and Chief Accounting Officer