Form 10QSB
period 2007-07-31
Tiger Ethanol International Inc.
filed 2007-09-20
CIK 1307701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: July 31, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  The Issuer had 18,382,750 shares of Common Stock, par value $.001, outstanding as of September 19, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements	5
Item 2:	Management’s Discussion and Analysis or Plan of Operation	12
Item 3:	Control and Procedures	15

PART II: OTHER INFORMATION

Item 1:	Legal Proceedings	17
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3:	Defaults Upon Senior Securities	17
Item 4:	Submission of Matters to a Vote of Security Holders	17
Item 5:	Other Information	17
Item 6:	Exhibits	18

SIGNATURES	20

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

Item 1: Financial Statements

TIGER ETHANOL INTERNATIONAL INC.
(Formerly Known As Arch Management Services Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
(unaudited)

July 31
2007

ASSETS
Current assets:
Cash	$2,381,130
Short term deposit, bearing interest
at 5.6%, maturing August 2, 2007	1,097,932
Minority interest receivable (Note 3)	-
Sundry current assets	39,566

3,518,628

Deposit on machinery	1,141,035
Construction in progress	657,815

TOTAL ASSETS	$5,317,478

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$51,725
Stock payable (Note 4)	-

TOTAL CURRENT LIABILITIES	51,725

Minority interest in Joint Venture	100,232
151,957
STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 100,000,000 shares authorized,
18,322,750 shares issued and outstanding	18,323
Additional paid-in capital	6,412,618
Deficit accumulated during development stage	(1,265,420)

Total Stockholders' Equity	5,165,521

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,317,478

The accompanying notes are an integral part of the consolidated financial statements.

TIGER ETHANOL INTERNATIONAL INC.
(Formerly Known As Arch Management Services Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months and Six Months Ended July 31, 2007 and August 31, 2006 and Period from September 9, 2004 (Inception) through July 31, 2007 (unaudited)

	Three months		Six months		Inception
	Ended	Ended	Ended	Ended	through
	July 31	August 31	July 31	August 31	July 31
	2007	2006	2007	2006	2007

General & administrative expenses	$165,544	$104,483	$439,006	$117,109	$1,291,020
Interest income	(23,885)	-	(24,486)	-	(23,050)
Foreign exchange gain	(2,461)	-	(17,494)	-	(4,527)

	139,198	104,483	397,026	117,109	1,263,443

Minority interest in
Joint Venture	(3,217)	-	(7,340)	-	(29,545)

NET LOSS	$135,981	$104,483	$389,686	$117,109	$1,233,898

Basic and diluted loss per
common share	$0.01	$0.01	$0.02	$0.01	N/A

Weighted average number of
common shares outstanding	17,602,528	10,162,750	17,074,750	10,162,750	N/A

The accompanying notes are an integral part of the consolidated financial statements.

TIGER ETHANOL INTERNATIONAL INC.
(Formerly Known As Arch Management Services Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
From September 9, 2004, (Inception) through July 31, 2007 (unaudited)

				Deficit
				Accumulated
			Paid	During the
	Common Stock		In	Development
	Shares	Amount	Capital	Stage	Total

Balances from September 9,
2004 through November 30,
2006	15,662,750	$15,663	$1,344,234	$(579,962)	$779,935

Shares and warrants
issued for stock payable	250,000	250	499,750	-	500,000

Stock-based compensation	-		31,522	-	31,522

Net loss	-	-	-	(295,772)	(295,772)
Balances at
January 31, 2007	15,912,750	$15,913	$1,875,506	$(875,734)	$1,015,685

Shares and warrants
issued for cash	2,410,000	2,410	4,505,590		4,508,000

Stock-based compensation	-		31,522	-	31,522
Net loss	-	-	-	(389,686)	(389,686)
Balances at
July 31, 2007	18,322,750	$18,323	$6,412,618	$(1,265,420)	$5,165,521

The accompanying notes are an integral part of the consolidated financial statements.

TIGER ETHANOL INTERNATIONAL INC.
(Formerly Known As Arch Management Services Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended July 31, 2007 and August 31, 2006 and Period from September 9, 2004 (Inception)
through July 31, 2007 (unaudited)

	Six months	Six months	Inception through
	Ended July 31	Ended August 31	July 31
	2007	2006	2007
Cash flows from operating
activities:
Net loss	$(389,686)	$(117,109)	$(1,265,420)
Adjustments to reconcile net
loss to net cash used in
operating activities:
Imputed rent and salary expense	-	3,843	59,383
Stock-based compensation
expense	31,522		137,810
Non-cash stock compensation	-		143,000
Minority interest in joint venture	(7,340)		(29,545)

Changes in:
Government receivables		(10,422)
Sundry current assets	(10,543)	-	(39,566)
Accounts payable and
accrued liabilities	9,102	91,692	51,725
Net cash used in operating
activities	(366,945)	(31,996)	(942,613)

Cash flows from investing
activities:
Deposit on machinery	(1,141,035)	-	(1,141,035)
Construction in progress	(657,815)	-	(657,815)

Net cash used in investing
activities	(1,798,850)	-	(1, 798,850)

Cash flows from financing
activities:
Minority interest receivable	73,077		129,777
Proceeds from sale of common
stock and warrants	4,508,000	-	5,590,748
Stock payable			500,000
Proceeds from loans payable to
related party	-	-	91,286
Loan repayments	-	5,140	(91,286)

Net cash provided by financing
activities	4,581,077	5,140	6,220,525

Net change in cash and cash
equivalents	3,479,062	2,415,282	(26,856)

Cash at beginning of period	1,063,780	56,086	-

Cash and cash equivalents
at end of period	$3,479,062	$29,230	$3,479,062

Supplemental Information:
Interest paid	$-	$-	$1,436

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

2. FISCAL YEAR END CHANGE

The Company originally adopted a fiscal year ending November 30 for reporting financial operations. On July 12, 2007, the Company approved a change in its fiscal year end to January 31. During the fiscal year that will end on January 31, 2008, the Company will present comparative information from the previous fiscal year for the interim period that most closely matches the interim period. For the three and six month periods ended July 31, 2007(second quarter of FY 2008), the comparative information presented is the three and six month periods ended August 31, 2006 (second and third quarter of fiscal year ended November 30, 2006). The Company has chosen not to restate the balances as of July 31, 2006 as it is actually a non operating Company, there is only one month difference in the operations between July and August and the difference is not material.

3. JOINT VENTURE

The Company has invested in a joint venture named Xinjiang Yajia Distillate Company Limited (the “Venture”) to produce ethanol in the People’s Republic of China. The Company owns 90% of the Venture. Xinjiang Wangye Brewing Co. Ltd. and Guangdong Kecheng Trading Co. Ltd. each own 5% of the Venture. This ethanol will be produced from agricultural products. As of July 31, 2007 the Company has contributed $2,810,081 and the two partners have contributed $129,776. The Company is committed to contribute an additional $3,325,000 (32,000,000 Chinese Renminbi (RMBs)). The amounts received from the Company’s two partners ($56,700), shown as receivable on November 30, 2006, were received in December, 2006.

4. STOCK PAYABLE

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

5. STOCKHOLDER’S EQUITY

COMMON STOCK

The company is authorized to issue 100,000,000 shares of Common Stock (par value $0.001) of which 18,322,750 were issued and outstanding as of July 31, 2007.

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

On March 14, 2007, the Company issued sixty thousand (60,000) shares of common stock to an officer of the Company following the reception of a duly filled notice of exercise of common stock options. The proceeds from the exercise of common stock options were $3,000.

On March 15, 2007, the Company issued sixty thousand (60,000) shares of common stock to a director following the reception of a duly filled notice of exercise of common stock options. The proceeds from the exercise of common stock options were $3,000.

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

On March 30, 2007, pursuant to the Emper Overseas S.A, Aton Select Fund Limited and Capinvest LLC Common Stock Purchase Agreements described above, the Company (i) issued 1,250,000 shares of the Company’s common stock; and (ii) issued Series A Warrants to purchase up to an additional 625,000 shares of the Company’s common stock. The total purchase price paid for the common stock and Series A Warrants pursuant to the Common Stock Purchase Agreements was $2,500,000.

On May 9, 2007, the Company issued forty thousand (40,000) shares of common stock to a former officer of the Company following the reception of a duly filled notice of exercise of common stock options. The proceeds from the exercise of common stock options were $2,000.
On July 27, 2007, Adagio Marine Ltd paid one million and five thousand dollars ($1,500,000) to purchase from the Company (i) 750,000 shares of the Company's common stock; and (ii) Series A Warrants to purchase up to an additional 375,000 shares of the Company's common stock at an exercise price initially set at $2.50 per share. The relative fair value of the common stock is $968,000 and the relative fair value of the warrants is $532,000. The shares were formally issued on July 27, 2007.

On August 3, 2007, the Company issued sixty thousand (60,000) shares of common stock to a director following the reception of a duly filled notice of exercise of common stock options.

WARRANTS

The following warrants were issued in the six months period ended July 31, 2007 and were accounted for in accordance with the fair value method described in SFAS No. 123R. Where fair value of these warrants was required to be calculated, the fair value was computed using the Black-Scholes Model with the following assumptions: no dividend yield, expected volatility of 160% for a two-year warrant and a risk-free interest rate of 4.7% for a two-year warrant.

On November 1, 2006, 250,000 shares of common stock with 125,000 warrants were sold for $500,000. The warrants have an exercise price of $2.50 and expire in 2 years. The relative fair value of the common stock is $396,000 and the relative fair value of the warrants is $104,000. The shares were issued on December 6, 2006.

On March 8, 2007, 500,000 shares of common stock with 250,000 warrants were sold for $1,000,000. The warrants have an exercise price of $2.50 and expire in 2 years. The relative fair value of the common stock is $614,000 and the relative fair value of the warrants is $386,000. The shares were issued on March 30, 2007.

On March 10, 2007, 250,000 shares of common stock with 125,000 warrants were sold for $500,000. The warrants have an exercise price of $2.50 and expire in 2 years. The relative fair value of the common stock is $293,000 and the relative fair value of the warrants is $207,000. The shares were issued on April 20, 2007.

On March 16, 2007, 750,000 shares of common stock with 375,000 warrants were sold for $1,500,000. The warrants have an exercise price of $2.50 and expire in 2 years. The relative fair value of the common stock is $921,000 and the relative fair value of the warrants is $579,000. The shares were issued on March 30, 2007.

On July 27, 2007, 750,000 shares of common stock with 375,000 warrants were sold for $1,500,000. The warrants have an exercise price of $2.50 and expire in 2 years. The relative fair value of the common stock is $968,000 and the relative fair value of the warrants is $532,000.The shares were issued on July 27, 2007.

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

Development Stage Expenditures

Development stage expenditures during the six-month period ended July 31, 2007 were $439,006, which consisted primarily of $125,138 in professional fees, $171,275 in salaries and $30,739 in travel expenditures. As for the three month period ended July 31, 2007, the expenses were $165,544 and consisted primarily of $16,174 in professional fees, $77,035 in salaries and $14,865 in travel expenditures. For the six and the three-month periods ended on August 31, 2006 the development stage expenditures were $117,109 and $104,483 respectively, substantially all of which were professional fees.

Financial Condition, Liquidity and Capital Resources

The Company's principal capital resources have been acquired through the sale of shares of its common stock.

At July 31, 2007, the Company had positive working capital of $3,466,903 compared to working capital of $836,635 at November 30, 2006. This change is primarily the result of funds raised through the sale of the Company’s securities.

At July 31, 2007, the Company had total assets of $5,317,478 consisting of cash, a term deposit, deposit on machinery and construction in progress which compares with the Company's total assets at November 30, 2006, of $1,393,501. This increase in cash is primarily the result of funds raised through the sale of the Company’s securities.

At July 31, 2007, the Company's total liabilities were $51,725. The amount of $51,725 represents accounts payable and accrued professional fees. The minority interest of $100,232 represents the participation in the capital of the Company by the two partners in the joint venture.

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

On November 25, 2006, the three parties executed a Memorandum which provides for the increase of the total investment in the Venture to RMB 40,000,000 and the registered capital to RMB 20,000,000, the participation of each party remaining the same. The Memorandum provides that the Company will arrange bank loans to enable Xinjiang Wangye Brewing Co. Ltd. and Guangdong Kecheng Trading Co. Ltd to invest in the Venture a total amount of approximately 125,000USD each, the said amounts being used for the payment of their registered capital. Xinjiang Wangye Brewing Co. Ltd. and Guangdong Kecheng Trading Co. Ltd provide their shareholder’s rights in the Venture to the Company as a guarantee for the bank loans.

Total Investment:	RMB 40,000,000.00

Investment contributed by the parties in total registered capital

Xinjiang Wangye Brewing Co. Ltd.:	RMB 1,000,000.00	5%
Guangdong Kecheng Trading Co. Ltd:	RMB 1,000,000.00	5%
Tiger Ethanol International Inc.:	RMB 18,000,000.00	90%

- On July 31, 2007 one RMB was equal to 0.1320USD.

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

The Venture will have a Board of Directors consisting of five members, one of which will be appointed by Xinjiang Wangye Brewing Co. Ltd., one by Guangdong Kecheng Trading Co. Ltd and three by the Company. The Chairman and Vice-Chairman of the Board are appointed by the Board and have a term of office of four years, which term may be renewed. Resolutions of the Ventures’ Board may be made upon a majority vote, although certain significant issues require will unanimous approval. The operation and management organization of the Venture will have one General Manager nominated by Guangdong Kecheng Trading Co. Ltd for a period of four years. Its functions will consist of carrying out the various resolutions of the Board of Directors and to organize the daily operation and management of the Venture. The General Manager shall have the authority to delegate responsibilities to managers.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

On July 27, 2007, the Company entered into a Common Stock Purchase Agreement with Adagio Marine Ltd (the “Adagio Marine Ltd Common Stock Purchase Agreement”). Pursuant to the Adagio Marine Ltd Common Stock Purchase Agreement, Adagio Marine Ltd paid One Million five hundred thousand dollars ($1,500,000) to purchase from the Company (i) 750,000 shares of the Company's common stock; and (ii) Series A Warrants to purchase up to an additional 375,000 shares of the Company's common stock at an exercise price initially set at $2.50 per share.

Pursuant to the Adagio Marine Inc. Common Stock Purchase Agreement, the Series A Warrants which have been granted shall expire on July 27, 2009, and contain customary adjustment provisions in the event of changes in the capitalization of the Company.

The aforementioned transaction was made with non-U.S. persons and was undertaken by the Company in reliance upon the exemption from securities registration of Regulation S of the U.S. Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

Item 3: Defaults Upon Senior Securities

Not Applicable.

Item 4: Submission of Matters to a Vote of Security Holders

No matters were submitted to the vote of the Company’s security holders during the second quarter of the fiscal year covered by this Quarterly Report.

Item 5: Other Information

None.

Item 6: Exhibits

(a) Exhibits

Exhibit No.	Description of Exhibits

Exhibit 3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on December 17, 2004.

Exhibit 3.2	Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on December 17, 2004.

Exhibit 3.3	Articles of Incorporation, as amended, incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 30, 2006.

Exhibit 10.16	Stock Purchase Agreement by and between the Company and Adagio Marine Ltd, dated July 27, 2007.

Exhibit 10.17	Series A Warrant issued to Adagio Marine Ltd, dated July 27, 2007.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

May 4, 2007

On April 23, 2007 the Company filed a Report on Form 8-K which disclosed that on March 30, 2007, the Company replaced its independent auditor, Malone & Bailey, PC. Effective as of March 30, 2007, the Company has retained Raymond Chabot Grant Thornton, LLP, as its independent auditor. On May 4, 2007 the Company filed Amendment No. 1 to a Report on Form 8-K/A, which clarified certain disclosures made in the Form 8-K filed on April 23, 2007.

July 17, 2007

On July 17, 2007 the Company filed a Report on Form 8-K which disclosed that on July 12, 2007, the Company’s Board of Directors approved a change of its fiscal year end from November 30th to January 31st. The Company intends to file a Report on Form 10-KSB covering the transition period from December 1, 2006 to January 31, 2007, and thereafter to file quarterly reports on Form 10-QSB reflecting the revised fiscal year end. The Company’s Board of Directors has amended Article XI of the Company’s By-Laws to reflect the adoption of January 31st as the new fiscal year end.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIGER ETHANOL INTERNATIONAL INC.
Dated: September 19, 2007	(Registrant)
	By:	/s/ James Pak Chiu Leung
Name: James Pak Chiu Leung
Title: Principal Executive Officer

Dated: September 19, 2007
	By:	/s/ Michel St-Pierre
Name: Michel St-Pierre
Title: Principal Financial Officer and Chief Accounting Officer