Form 10KSB
period 2007-01-31
Tiger Ethanol International Inc.
filed 2007-10-19
CIK 1307701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

☐	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended:

☒	Transition Report under Section 13 or 15(d) of the Exchange Act of 1934
For the transition period from December 1, 2006 to January 31, 2007

Commission File Number: 333-121356

TIGER ETHANOL INTERNATIONAL INC.
(Name of Small Business Issuer in its Charter)

Nevada	84-1665042
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

6600, Trans-Canada, Suite 519
Pointe-Claire, Quebec H9R 4S2
Canada
(Address of principal executive offices)

(514) 771-3795
(Issuer’s telephone number)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $30,863,242 at October 1, 2007.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  The Issuer had 18,382,750 shares of Common Stock, par value $.001, outstanding as of October 10, 2007.

Transitional Small Business Disclosure format (Check one): Yes ☐ No ☒

ii

FORWARD LOOKING STATEMENTS

This Report on Form 10-KSB (this “Report”) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “contemplates,” “continues,” “estimates,” “anticipates,” “expects,” “intends,” “may,” “will” or “should,” or, in each case, their negative or other variations or comparable terminology. You should read statements that contain these words carefully because they:

•	discuss future expectations;

•	contain projections of future results of operations or financial condition; or

•	state other “forward-looking” information.

We believe it is important to communicate our expectations to our stockholders. However, there may be events in the future that we are not able to predict accurately or over which we have no control. The risk factors and cautionary language discussed in this Report provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by us in such forward-looking statements, including among other things:

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

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Report. In addition, even if our results of operations, financial condition and liquidity, and developments in the industry in which we operate, are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of such statements.

All forward-looking statements included herein are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report. Except to the extent required by applicable laws and regulations, the Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events.

Unless otherwise provided in this Report, references to the “Company,” the “Registrant,” the “Issuer,” “we,” “us,” and “our” refer to Tiger Ethanol International Inc. (formally known as Arch Management Services Inc.).

PART I

ITEM 1: DESCRIPTION OF BUSINESS

 Introduction

The Company was incorporated in the State of Nevada on September 9, 2004 as Arch Management Services Inc. Initially, the intention of the Company’s founders was to establish a management and consulting business providing services to individuals working in the acting and entertainment industry. The founders of the Company subsequently decided that the Company should pursue other opportunities, and a change of control of the Company occurred on June 5, 2006. In connection with the change of control, the Company changed its name from “Arch Management Services Inc.” to “Tiger Ethanol International Inc.” on November 24, 2006. The Company’s trading symbol on the over-the-counter bulletin board has been changed to TGEI.OB.

On June 5, 2006, 3,000,000 restricted common shares of the Company were sold by Nigel Johnson and Alfred Nutt (the "Sellers") to five individuals and entities: Fiducie Chevrette, Gaetan Leonard, Lai Yin Cheung, Capex Investments Limited, and Sun Rich International Limited (collectively, the “Purchasers”). The Purchasers purchased these shares pursuant to a securities purchase agreement dated as of June 5, 2006. The Purchasers paid a total sum of $50,010 for the 3,000,000 restricted common shares held by the Sellers, which represented 29.5% of the 10,162,750 issued and outstanding shares of the Company as of June 5, 2006. In connection with the execution of the securities purchase agreement and the change in control, the Company’s prior directors and officers resigned on June 5, 2006. Mr. Guy Chevrette, Mr. James Pak Chiu Leung, and Mr. Gaetan Leonard were each appointed as the directors of the Company. Mr. Leonard subsequently resigned on September 5, 2006. Mr. James Pak Chiu Leung has served as the Company's Chief Executive Officer since that date. Mr. Gilles Simard served as the Company’s Chief Financial Officer from June 5, 2006 to January 9, 2007. Michel St-Pierre has served as Chief Financial Officer of the Company since January 9, 2007. Pursuant to the terms of the securities purchase agreement and the change of control of the Company, on September 1, 2006, the Company and Gallant Energy International Inc. (“Gallant”) entered into an Agreement under which Gallant sold to the Company its right to form a joint venture with certain Chinese entities to develop facilities for the production of ethanol fuel in the People’s Republic of China, in exchange for the issuance of 5,000,000 shares of the Company’s restricted common stock.

Our Business

We are a development stage company. We have not commenced operations as of the date of this Report. The Company entered into a joint venture named Xinjiang Yajia Distillate Company Limited (the “Venture”) to produce ethanol in the People’s Republic of China. The Company owns 90% of the Venture. Xinjiang Wangye Brewing Co. Ltd. and Guangdong Kecheng Trading Co. Ltd. each own 5% of the Venture. This ethanol will be produced from agricultural products.

Ethanol is produced from starch or sugar-based feed products, including corn, potatoes, and wheat, as well as from agricultural waste products. Historically, corn has been the primary source. Ethanol has been widely utilized as a fuel additive since the late 1970’s, when its value as a product extender for gasoline was explored.

Economic Development in China and the Demand for Fuel

The People’s Republic of China has experienced significant economic growth in recent years. This growth has followed the government’s decision to liberalize its economic policies, including those in support of certain private enterprise initiatives. As a result of economic growth and the creation of an increased number of middle class and affluent consumers, there has been a rapid increase in China in the number of motor vehicles in use. The number of motor vehicles in China is expected to expand proportionate to the rate of economic growth. The growth in the number of vehicles in use in China has significantly and rapidly increased the demand for liquid fuels such as gasoline. The world’s petroleum market has been impacted by this increase in Chinese demand.

The rapid economic growth of China has had a significant impact on the country’s environment. Pollution caused by automobiles is a significant and increasing concern. For these reasons, the Chinese Government has acted to reduce automobile-related emissions. New passenger car fuel consumption standards and regulations were announced October 28, 2004, and have been in force since July 1, 2005.

In 2002, the Chinese government passed the “Law Concerning Testing for the Extensive Use of Bio-ethanol Gasoline for Automobiles and the Regulations Concerning the Conduct of Testing of Bio-ethanol Gasoline for Automobiles” to encourage the use of ethanol fuel. Subsequently, the government expanded policies meant to encourage ethanol fuel production.

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

Key Authorizations and Agreements

The Venture has obtained certain key authorizations from the appropriate Chinese Government Agencies. Specifically, on June 9, 2006 the Venture received a commitment from the Hami District, Xinjiang Province, for the grant of 150 acres of industrial land for the development and operation of an ethanol manufacturing plant. On November 28, 2006, the Grant was approved and confirmed by the issuance of a Land Approval Confirmation from the Hami City Land Resource Bureau. This Land Approval Confirmation will terminate on November 27, 2056. The Xinjiang People’s Government has waived the Venture’s obligation to pay a Land Use Compensation Fee and a New Construction Compensation Fee. The People’s Republic of China does not permit private ownership of land by foreign enterprises, and similar properties are not offered for lease in the market.

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

In addition, this agreement grants the Venture “grandfathered” status as an ethanol producer in China, since the Chinese Central government recently passed an edict limiting the use of corn for ethanol production by stopping the granting of additional licenses for such purpose. The Ventures’ permits and licenses all pre-date the adoption of this new restrictive national policy and are therefore 'grandfathered' by the terms of the new government regulations.

Inbound Foreign Investment and Government Planning Approvals

While China is moving away from its former command economy structure, many of the protective controls remain. Accordingly, the Venture applied for, and June 6, 2006, received, the necessary approvals from the Chinese government for the “Establishment of Enterprise with Foreign Investment in the People’s Republic of China” for the purpose of “Production and sale of ethanol fuel”.

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

Hami District Development Schedule

The Venture intends to initially construct and operate a 20,000 metric ton annual capacity ethanol plant in Hami District. To accomplish this, the Venture anticipates that it will require $7.5 million for all costs, including construction, start-up, working capital (including $2 million for purchase of three month’s bio-mass inventory) and associated activities. The bio-mass inventory requirement may be debt-financed with a local Chinese bank at approximately 8% per interest cost per year. Off-the-shelf technology and turn-key plant construction projects are readily available from various companies which have engaged in ethanol plant construction throughout the world, including Praj Ltd. of India and Dedini, SA of Brazil, should the Venture choose not to use technology now available to it in China.

The development timeline of the initial Hami plant is expected to be approximately twelve to eighteen months from ground-breaking to production, with an additional eight months to achieve the full design annual production rate of 20,000 metric tons. At full capacity the plant is expected to employ a total of between 50 and 60 production and administrative workers. When operating at the 20,000 metric ton level the plant is expected to earn annualized revenues of approximately $12 million and expend approximately $8 to $11 million in net bio-mass costs and operating expenses resulting in a pre-tax profit of approximately $1 to $2 million. In accordance with the “Note of Preferential Policy about Hami District Attracts Investments”, during the first five years of production, the plant and its operations will be exempted from income taxes (currently 33%) and real estate taxes if the Company’s sales from the production operation date reach 10,000,000 RMB ($1,333,333). During production years six through eight the exemption from income taxes will be two-thirds of the 33% rate and two-thirds of the assessed real estate taxes. After year nine the Venture is expected to pay full income and real estate taxes.

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

The Chinese government has undertaken several steps to supplement the availability in the marketplace of the raw materials necessary for ethanol production. These steps have included (i) arranging for the production of casava on Chinese controlled farms in Laos and exploring possible production in certain areas of China (Cassava is a high sugar, high starch root vegetable widely cultivated in emerging economies that enjoy warmer climates, and is uniquely suited to ethanol production); and (ii) attempting to improve the strains of sugar cane and sugar beets under cultivation within the country in order to expand the production of ethanol.

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

The Distribution of Ethanol

We do not intend to hire a sales staff to directly market our ethanol. Our intention is to enter into agreements with third-party distributors with established companies to market, sell and distribute our ethanol. As of the date hereof, we have not entered into any contracts with distributors for the sale of our products, and we have not yet commenced actively negotiating such contracts. It is our intention, however, to commence such negotiations in time to secure competent sales and distribution representation for the Venture, both locally and throughout China, when our ethanol production commences in early 2008. If we are unable to secure the services of third party distributors or if any of the entities that we contract with breaches or terminate our distribution contracts or is unable to provide any of the services contracted for, we will not have any readily available means to sell our ethanol. Our dependence on these distributors means that our financial performance depends upon the financial health of the distributors we contract with.

Intellectual Property

For the first two years of the operation of the ethanol production facility, the Company intends to primarily utilize technologies that are currently public knowledge. One of our Company’s directors, Dr. Naim Kosaric, has developed certain technologies for ethanol production which the Company hopes to utilize in the future. At the present time, there is no formal agreement between the Company and this director for the use of his proprietary technologies.

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

Legal System of the People’s Republic of China

China's legal system is based on written statutes and their interpretation by the Supreme People's Court. Prior court decisions may be cited for reference but have limited value as precedents. Since 1979, the Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. In addition, as the Chinese legal system develops, we cannot assure that changes in such laws and regulations, and their interpretation or their enforcement will not have a material adverse affect on our business operations.

Second Phase Development:

The Company is currently exploring a second phase of development. This would involve the construction of a 100,000 ton annual production integrated ethanol plant. Such plant would be expected to provide for electricity co-generation (heat recovery) as well as have the capability to produce soy-based bio-diesel. While off-the shelf plants from are available with these capabilities, depending on market conditions, the Venture may choose to develop proprietary technology in order to raise production and/or operating efficiency. A second round of financing estimated to be between US$35 to US$40 million would be required for the second phase of development.

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
Pointe-Claire, Quebec H9R 4S2 Canada
Telephone: 514-771-3795
Attention: Mr. James Pak Chiu Leung
Chief Executive Officer, President and Director

ITEM 2: DESCRIPTION OF PROPERTY

The Company does not own any real estate. The Company does not plan on investing in real estate in the near future. The Company is currently renting office space in Quebec, Canada for $445 per month. The Company believes that its current office facilities will be sufficient for the foreseeable future.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no meeting of security holders during the period covered by this Report.

No matters were submitted to the vote of the Company’s security holders during the period covered by this Report.

PART II

ITEM 5: MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASERS OF EQUITY SECURITIES

(a) Market Information.

The Company's common equity is traded on the over-the-counter bulletin board under the symbol TGEI.OB. Prior to November 24, 2006 our common stock traded on the over-the-counter bulletin board under the symbol AMSV. Our stock is also traded in Germany on (i) the Frankfurt Stock Exchange (under the symbol XES.F); (ii) the Stuttgart Stock Exchange (under the symbol XES.SG); (iii) the Berlin Stock Exchange (under the symbol XES.BE); and (iv) Xetra (under the symbol XES.DE).

The following table sets forth for the periods indicated the high and low close prices for the Common Shares in U.S. Dollars. These quotations reflect only inter dealer prices, without retail mark up, mark down or commissions and may not represent actual transactions.

	Common Stock
	High	Low
Quarter ended November 30, 2006 (1)	2.80	1.15
Two months ended January 31, 2007	4.50	1.99

(1) The only trading data available to us for periods prior to October 24, 2006 indicates that shares of the Company’s stock traded for $.20 a share on July 20, 2005; the quotations set forth in the table represent the period from October 24, 2006- January 31, 2007.

(b) Holders.

As of October 10, 2007, the Company had 19 shareholders of record.

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

(d) Securities authorized for issuance under equity compensation plans (as of January 31, 2007).

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	n/a	n/a	n/a
Equity compensation plans not approved by security holders	2,000,000	0.30	1,552,500
Total	2,000,000	0.30	1,552,500

On October 5, 2006, the Company’s Board of Directors adopted an Equity Incentive Plan, and authorized the Company to issue options for the purchase of up to 2,000,000 shares of the Company’s common stock, pursuant to the terms and conditions set forth therein.

RECENT SALES OF UNREGISTERED SECURITIES

September 1, 2006 issuance of 5,000,000 Shares of Restricted Common Stock

On September 1, 2006, the Company and Gallant Energy International Inc. (“Gallant”) entered into an Agreement pursuant to which Gallant sold to the Company its right to form a joint venture with certain Chinese entities to develop facilities for the production of ethanol in the People’s Republic of China, in exchange for the issuance of 5,000,000 shares of the Company’s restricted common stock.  The president of the Company is also the sole person exercising voting and investment control over the securities of the Company held by Gallant. As such, this transaction valued at $143,000 was recorded as compensation paid to Gallant as a result of providing the Company with the opportunity to form a joint venture in China for the production of ethanol. Upon the issuance of these 5,000,000 shares of the Company’s restricted common stock, Gallant owned 33% of the Company.  The Company entered into the aforementioned transaction in accordance with and in reliance upon the exemption from securities registration afforded by Section 4(2) of the U.S. Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder, including Regulation S.

The Company’s shares of restricted common stock are securities which have not been registered under the United States Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws, and may not be offered or sold except as follows: (a) in an offshore transaction complying with Rule 903 or Rule 904 of Regulation S promulgated under the Securities Act; (b) pursuant to the exemption from registration provided by Rule 144 promulgated under the Securities Act (if available) or another then available exemption under the Securities Act and state securities laws; (c) in a transaction that does not require registration under the Securities Act or any applicable state laws, or (d) pursuant to a registration statement which has been declared effective by the U.S. Securities and Exchange Commission (and which continues to be effective at the time of transfer of such securities).

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

Pursuant to the Portu Stock Purchase Agreement, the Series A Warrants which have been granted shall expire on December 6, 2008, and contain customary adjustment provisions in the event of changes in the capitalization of the Company.

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

January 12, 2007 issuance of 500,000 Shares of Common Stock

On November 1, 2006, the Company entered into Common Stock Purchase Agreements with each of VP Bank (Schweiz) AG and Sal. Oppenheim Jr. & Cie (Schweiz) AG (each a “Common Stock Purchase Agreement,” and collectively the “Common Stock Purchase Agreements”).

Pursuant to the Common Stock Purchase Agreement between the Company and VP Bank (Schweiz) AG, VP Bank (Schweiz) AG paid five hundred and fifty thousand dollars ($550,000) to purchase from the Company (i) 275,000 shares of the Company's common stock; and (ii) Series A Warrants to purchase up to an additional 137,500 shares of the Company's common stock at an exercise price initially set at $2.50 per share. The relative fair value of the common stock is $435,000 and the relative fair value of the warrants is $115,000.

Pursuant to the Common Stock Purchase Agreement between the Company and Sal. Oppenheim Jr. & Cie (Schweiz) AG, Sal. Oppenheim Jr. & Cie (Schweiz) AG paid four hundred and fifty thousand dollars ($450,000) to purchase from the Company (i) 225,000 shares of the Company's common stock; and (ii) Series A Warrants to purchase up to an additional 112,500 shares of the Company's common stock at an exercise price initially set at $2.50 per share. The relative fair value of the common stock is $356,000 and the relative fair value of the warrants is $94,000.

Pursuant to each of the Common Stock Purchase Agreements, the Series A Warrants which have been granted shall expire on January 12, 2009, and contain customary adjustment provisions in the event of changes in the capitalization of the Company.

On January 12, 2007, pursuant to the two Common Stock Purchase Agreements described above, the Company (i) issued 500,000 shares of the Company’s common stock; and (ii) issued Series A Warrants to purchase up to an additional 250,000 shares of the Company’s common stock. The total purchase price paid for the common stock and Series A Warrants pursuant to the Common Stock Purchase Agreements was $1,000,000. No underwriting discounts or commissions were paid.

The aforementioned stock issuance transaction was made with non-U.S. persons and was undertaken by the Company in reliance upon the exemption from securities registration of Regulation S of the U.S. Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

March 8, 2007 sale of 250,000 Shares of Common Stock

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

Pursuant to each of the Common Stock Purchase Agreements, the Series A Warrants which have been granted shall expire on March 30, 2009, and contain customary adjustment provisions in the event of changes in the capitalization of the Company.

The aforementioned stock issuance transaction was made with non-U.S. persons and was undertaken by the Company in reliance upon the exemption from securities registration of Regulation S of the U.S. Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

March 14 and 15, 2007 issuance of 120,000 Shares of Common Stock

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

March 16, 2007 sale of 750,000 Shares of Common Stock

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

Pursuant to Capinvest Common Stock Purchase Agreement, the Series A Warrants which have been granted shall expire on March 30, 2009, and contain customary adjustment provisions in the event of changes in the capitalization of the Company.

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

April 20, 2007 issuance of 250,000 Shares of Common Stock

On March 10, 2007, the Company entered into a Common Stock Purchase Agreement with Simeon Securities S.A. (the “Simeon Securities S.A. Common Stock Purchase Agreement”).

Pursuant to the Common Stock Purchase Agreement between the Company and Simeon Securities S.A., Simeon Securities S.A. paid five hundred thousand dollars ($500,000) to purchase from the Company (i) 250,000 shares of the Company's common stock; and (ii) Series A Warrants to purchase up to an additional 125,000 shares of the company's common stock at an exercise price initially set at $2.50 per share. The relative fair value of the common stock is $293,000 and the relative fair value of the warrants is $207,000. The shares were formally issued on April 20, 2007.

Pursuant to the Simeon Securities S.A. Common Stock Purchase Agreement, the Series A Warrants which have been granted shall expire on April 20, 2009, and contain customary adjustment provisions in the event of changes in the capitalization of the Company.

On April 20, 2007, pursuant to the Stock Purchase Agreements described above, the Company (i) issued 250,000 shares of the Company’s common stock; and (ii) issued Series A Warrants to purchase up to an additional 125,000 shares of the Company’s common stock. The total purchase price paid for the common stock and Series A Warrants pursuant to the above mentioned Stock Purchase Agreements was $500,000.  No underwriting discounts or commissions were paid.

The aforementioned stock issuance transaction was made with non-U.S. persons and was undertaken by the Company in reliance upon the exemption from securities registration of Regulation S of the U.S. Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

May 9, 2007 issuance of 40,000 Shares of Common Stock

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

July 27, 2007 sale of 750,000 Shares of Common Stock

On July 27, 2007, the Company entered into Common Stock Purchase Agreements with Adagio Marine Ltd (each a “Adagio Marine Ltd Common Stock Purchase Agreement”).

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

On July 27, 2007, pursuant to the Stock Purchase Agreements described above, the Company (i) issued 750,000 shares of the Company’s common stock; and (ii) issued Series A Warrants to purchase up to an additional 375,000 shares of the Company’s common stock. The total purchase price paid for the common stock and Series A Warrants pursuant to the above mentioned Stock Purchase Agreements was $1,500,000.  No underwriting discounts or commissions were paid.

The aforementioned stock issuance transaction was made with non-U.S. persons and was undertaken by the Company in reliance upon the exemption from securities registration of Regulation S of the U.S. Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

August 3, 2007 Issuance of 60,000 Shares of Common Stock

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

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company's Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Report. This Report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, as the Company intends to issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, the Company is ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

Overview

The Company was incorporated in the State of Nevada on September 9, 2004 as Arch Management Services Inc. A change of control of the Company occurred on June 5, 2006 and the Company changed its name from “Arch Management Services Inc.” to “Tiger Ethanol International Inc.” The Company’s trading symbol on the over-the-counter bulletin board is TGEI.OB.

Development Stage Expenditures

Development stage expenditures during the two-month fiscal year ended January 31, 2007 were $295,772, which consisted primarily of $204,477 in professional fees, $60,901 in salaries, $23,516 in travel expenditures. For the year ended November 30, 2006 the development stage expenditures were $511,635, substantially all of which were professional fees. Development stage expenditures for the two-month period ended January 31, 2006 were insignificant.

Financial Condition, Liquidity and Capital Resources

The Company's principal capital resources have been acquired through the sale of shares of its common stock.

At January 31, 2007, we had positive working capital of $1,050,180 compared to working capital of $836,635 at November 30, 2006. This change is primarily the result of the settling of the stock payable with the issuance of common stock.

At January 31, 2007, the Company had total assets of $1,092,803 consisting mainly of cash which compares with the Company's total assets at November 30, 2006, of $1,393,501 consisting mainly of cash. This decrease in cash is primarily the result of operating expenses in China.

At January 31, 2007, the Company's total liabilities were $77,118. Our total liabilities at November 30, 2006, were $613,566. The amount of $42,623 represents accounts payable and accrued professional fees. The minority interest of $34,495 represents the participation in the capital of the Company by the two partners in the joint venture. On November 1, 2006 the Company received a deposit of five hundred thousand dollars ($500,000) from Portu Finance to purchase 250,000 shares of the Company's common stock at a price of $2.50 per share. The shares were formally issued on December 6, 2006.

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

Each party to the Venture will be liable for the Venture’s debts only to the extent of its investment therein. The profits of the Venture will be shared by the parties in proportion to their respective contributions to the total registered capital of the Venture, which as of the end of the period covered by this Report, was as follows:

Initially, the total investment in the Venture was set at RMB 14,000,000.00 out of which RMB 10,000,000.00 was registered capital. This amount was divided between the three parties as follows:

Xinjiang Wangye Brewing Co. Ltd.:	RMB	500,000.00	5%
Guangdong Kecheng Trading Co. Ltd:	RMB	500,000.00	5%
Tiger Ethanol International Inc.:	RMB	9,000,000.00	90%

On November 25, 2006, the three parties executed a Memorandum which provides for the increase of the total investment in the Venture to RMB 50,000,000 and the registered capital to RMB 31,100,000. The participation of each party remains the same. The Memorandum provides that the Company will use commercially reasonable efforts to facilitate bank loans to enable Xinjiang Wangye Brewing Co. Ltd. and Guangdong Kecheng Trading Co. Ltd to invest in the Venture a total amount of approximately 125,000USD each, the said amounts being used for the payment of their registered capital. Xinjiang Wangye Brewing Co. Ltd. and Guangdong Kecheng Trading Co. Ltd provide their shareholder’s rights in the Venture to the Company as a guaranty for the bank loans.

Total Investment:  RMB 50,000,000.00

Investment contributed by the parties in total registered capital

Xinjiang Wangye Brewing Co. Ltd.:	RMB	1,555,000.00	5%
Guangdong Kecheng Trading Co. Ltd:	RMB	1,555,000.00	5%
Tiger Ethanol International Inc.:	RMB	27,990,000.00	90%

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

The Venture is governed by a Board of Directors consisting of five members, one of which is appointed by Xinjiang Wangye Brewing Co. Ltd., one by Guangdong Kecheng Trading Co. Ltd and three by the Company. The Chairman and Vice-Chairman of the Board are appointed by the Venture’s Board and have a term of office of four years, which term may be renewed. Resolutions of the Venture’s Board are adopted or rejected upon a majority vote, except that certain significant issues concerning strategic direction require unanimous approval. The operation and management of the Venture are overseen by a General Manager nominated by Guangdong Kecheng Trading Co. Ltd for a period of four years. The General Manager’s duties and responsibilities consist of carrying out the various resolutions of the Venture’s Board of Directors and to organize and manage the daily operations of the Venture. The General Manager has the authority to delegate duties to subordinates; however, he retains overall operating responsibility. The General Manager of the Venture reports directly to the Company’s C.E.O., Mr. James Leung.

Mr. James Leung, C.E.O. of the Company, spends 75% of his time on the Hami project overseeing and supervising the Venture’s operations and maintains daily contact with the Venture’s General Manager. The Venture has hired a bilingual accountant who reports to the C.F.O of the Company. Such hiring was accomplished under the supervision of the Company’s management.

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

The Company intends to provide funding for construction, working capital, hiring and initial research and development, if any, through a combination of the private placement of its equity securities, the public sales of its equity securities and limited borrowing from banks located in Western China. In this regard, the Company has arranged for the private placement of its equity securities in the amount of $1,500,000 and may attempt to raise up to $15,000,000 from the proceeds of the sale of its securities to be registered pursuant on a subsequent registration statement.

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

Our auditors issued an opinion in their audit report as of October 9, 2007 expressing uncertainty regarding the ability of our Company to continue as a going concern.  This means that there is substantial doubt that we can continue as an ongoing business without additional financing and/or generating profits from our operations.  We have a history of operating losses, limited funds and may continue to incur operating losses. Management's plan for the Company's continued existence includes selling additional stock through private placements and borrowing additional funds to pay overhead expenses while maintaining marketing efforts to raise the Company’s sales volume. The future success of the Company is dependent upon its ability to achieve profitable operations, generate cash from operating activities and obtain additional financing. There is no assurance that the Company will be able to generate sufficient cash from operations, sell additional shares of common stock or borrow additional funds. In addition, the going concern uncertainty underlined in their opinion could make it more difficult for us to secure additional financing on terms acceptable to us, if at all, and may materially and adversely affect the terms of any financing that we may obtain. The inability of the Company to obtain additional cash could have a material adverse affect on its financial position, results of operations and its ability to continue in existence.

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

ITEM 7: FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and shareholders of
Tiger Ethanol International Inc.

We have audited the accompanying consolidated balance sheet of Tiger Ethanol International Inc. and subsidiary (a development stage company, formerly known as Arch Management Services Inc), as of January 31, 2007 and the related consolidated statements of operations, stockholders' equity, and cash flows for the two-month period ended January 31, 2007 and the period from September 9, 2004 (date of inception) through January 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Tiger Ethanol International Inc. and subsidiary as of November 30, 2006, and for each of the two years in the period ended November 30, 2006 and for the period from September 9, 2004 (date of inception) through November 30, 2006, were audited by other auditors whose report dated March 12, 2007, expressed an unqualified opinion on those statements. Our opinion on the statements of operations, stockholders’ equity and cash flows for the period from September 9, 2004 (date of inception) through January 31, 2007, insofar as it relates to the amounts for prior periods through November 30, 2006, is based solely on the report of the other auditors.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tiger Ethanol International Inc. and subsidiary as of January 31, 2007, and the consolidated results of their operations and their cash flows for the two-month period ended January 31, 2007 and the period from September 9, 2004 (date of inception) through January 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Tiger Ethanol International Inc. and subsidiary will continue as a going concern. The Company is a development stage enterprise with no revenues and as discussed in Note 2, the Company’s ability to continue as a going concern is dependent upon its ability to raise additional funds through either the sale of equity securities or the issuance of debt. These factors, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chartered Accountants
/s/ Raymond Chabot Grant Thornton, LLP

Montreal, Canada
October 9, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Tiger Ethanol International Inc.
(Formerly Known As Arch Management Services, Inc.)
Montreal, Quebec, Canada

We have audited the accompanying consolidated balance sheet of Tiger Ethanol International Inc. as of November 30, 2006, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended November 30, 2006 and the period from September 9, 2004 (Inception) through November 30, 2006. These consolidated financial statements are the responsibility of Tiger Ethanol International Inc. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tiger Ethanol International Inc. as of November 30, 2006, and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Tiger Ethanol International Inc. will continue as a going concern. As discussed in Note 3, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.

Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

March 12, 2007

 TIGER ETHANOL INTERNATIONAL INC. AND SUBSIDIARY
(Formerly Known As Arch Management Services Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	January 31 2007	November 30 2006
ASSETS
Current assets:

Cash	$1,063,780	$1,317,296
Minority interest receivable (Note 4)	-	56,700
Sundry current assets	29,023	19,505

TOTAL ASSETS	$1,092,803	$1,393,501

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$42,623	$56,866
Stock payable (Note 5)	-	500,000

	42,623	556,866

Minority interest in Joint Venture	34,495	56,700

	77,118	613,566
Commitment (Note 9)

STOCKHOLDERS' EQUITY

Common stock, $.001 par value, 100,000,000 shares authorized, 15,912,750 (15,662,750 as of November 30, 2006) shares issued and outstanding	15,913	15,663
Additional paid-in capital	1,875,506	1,344,234
Deficit accumulated during development stage	(875,734)	(579,962)

Total Stockholders' Equity	1,015,685	779,935

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,092,803	$1,393,501

The accompanying notes are an integral part of the consolidated financial statements.

TIGER ETHANOL INTERNATIONAL INC. AND SUBSIDIARY
(Formerly Known As Arch Management Services Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
Two-month period ended January 31, 2007, Years ended November 30, 2006 and 2005 and Period from
September 9, 2004 (Inception) through January 31, 2007

	January 31 2007	November 30 2006	November 30 2005	Inception through January 31, 2007
	( 12 months)	( 2 months)	( 12 months)

General & administrative expenses	$318,948	$510,598	$58,482	$897,536
Interest expense	62	1,037	337	1,436
Foreign exchange gain	(1,033)	-	-	(1,033)
	317,977	511,635	58,819	897,939

Minority interest in joint venture	(22,205)	-	-	(22,205)

NET LOSS	$295,772	$511,635	$58,819	$875,734

Basic and diluted loss per common share	$0.02	$0.03	$0.00	N/A

Weighted average common shares outstanding	15,891,917	19,899,313	32,246,049	N/A

The accompanying notes are an integral part of the consolidated financial statements.

TIGER ETHANOL INTERNATIONAL INC. AND SUBSIDIARY
(Formerly Known As Arch Management Services Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
From September 9, 2004, (Inception) through January 31, 2007

		Common Stock	Paid In	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total
Shares issued to founders for cash	28,000,000	$28,000	$(27,600)	$-	$400
Contribution to capital by founders	-	-	7,650	-	7,650
Net loss	-	-	-	(9,508)	(9,508)
Balances at
November 30, 2004	28,000,000	$28,000	$(19,950)	$(9,508)	$(1,458)

Shares issued for cash	7,162,750	7,163	95,185	-	102,348

Offering Costs	-	-	(20,000)	-	(20,000)

Contribution to capital by founders	-	-	34,200	-	34,200

Net loss	-	-	-	(58,819)	(58,819)
Balances at November 30, 2005	35,162,750	$35,163	$89,435	$(68,327)	$56,271

Voluntary surrender common shares	(25,000,000)	(25,000)	25,000	-	0

Compensation relating to the joint venture	5,000,000	5,000	138,000	-	143,000
Shares and warrants issued for cash	500,000	500	999,500	-	1,000,000
Contribution to capital by founders	-	-	17,533	-	17,533
Stock-based compensation Expense	-	-	74,766	-	74,766

Net loss	-	-	-	(511,635)	(511,635)

Balances at November 30, 2006	15,662,750	$15,663	$1,344,234	$(579,962)	$779,935
Shares and warrants issued for stock payable	250,000	250	499,750	-	500,000

Stock-based compensation	-	-	31,522	-	31,522

Net loss	-	-	-	(295,772)	(295,772)

Balances at January 31, 2007	15,912,750	$15,913	$1,875,506	$(875,734)	$1,015,685

The accompanying notes are an integral part of the consolidated financial statements.

TIGER ETHANOL INTERNATIONAL INC. AND SUBSIDIARY
(Formerly Known As Arch Management Services Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Two-month period ended January 31, 2007, Years ended November 30, 2006 and 2005 and Period from
September 9, 2004 (Inception) through January 31, 2007

	January 31 2007	November 30 2006	November 30 2005	Inception through January 31 2007
	( 2 months)	( 12 months)	( 12 months)
Cash flows from operating activities:
Net loss	$(295,772)	$(511,635)	$(58,819)	$(875,734)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed rent and salary expense ( Note 8)	-	17,533	34,200	59,383
Stock-based compensation expense	31,522	74,766	-	106,288
Non-cash stock compensation relating to the joing venture	-	143,000	-	143,000
Minority interest in joint venture	(22,205)	-	-	(22,205)
Changes in:
Deferred offering costs	-	-	(20,000)	-
Sundry current assets	(9,518)	(19,505)	-	(29,023)
Accounts payable and accrued liabilities	(14,243)	56,529	20,337	42,623
Net cash used in operating activities	(310,216)	(239,312)	(24,282)	(575,668)

Cash flows from financing activities:
Minority interest	56,700	-	-	56,700
Stock payable:
stock	-	396,000	-	396,000
warrants	-	104,000	-	104,000
Proceeds from sale of:
common stock	-	791,000	82,348	873,748
warrants	-	209,000	-	209,000
Proceeds from loans payable to related party	-	87,093	2,380	91,286
Loan repayments	-	(91,286)	-	(91,286)

Net cash provided by financing activities	56,700	1,495,807	84,728	1,639,448

Net change in cash	(253,516)	1,256,495	60,446	1,063,780

Cash at beginning of period	1,317,296	60,801	355	-

Cash at end of period	$1,063,780	$1,317,296	$60,801	$1,063,780
Supplemental Information:
Interest paid	$62	$1,037	337	-

The accompanying notes are an integral part of the consolidated financial statements.

TIGER ETHANOL INTERNATIONAL INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS, ORGANIZATION AND CHANGE IN FISCAL YEAR-END

The Company was incorporated in the State of Nevada on September 9, 2004 as Arch Management Services Inc. Initially, the intention of the Company’s officers and directors was to establish a management and consulting business providing services to individuals working in the acting and entertainment industry. It was anticipated that the Company would provide services including: (i) the management of business affairs for actors and entertainers; (ii) representation and negotiation of agreements on behalf of actors and entertainers; and (iii) the promotion of the business interests of actors and entertainers. The founders of the Company subsequently decided that the Company should pursue other opportunities, and a change of control (the “Change of Control”) of the Company occurred on June 5, 2006. Note 7 further discuss the Change in Control.

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

The Company changed its fiscal year-end from November 30 to January 31 on July 12, 2007.

The unaudited consolidated statement of operations for the two-month period ended January 31, 2006 is:

General & administrative expenses	$8,843
Interest expense	64

NET LOSS	$8,907

Basic and diluted loss per common share	$0.00

Weighted average common shares outstanding	32,246,049

2. GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. The Company’s ability to become and maintain itself as a going concern is dependant upon its ability to raise additional funds through either the sale of equity securities or issuance of debt. Subsequent to January 31, 2007, the Company has raised $4,500,000 additional equity. In addition the Company believes it will be able to raise the additional financing necessary for the Company to become and maintain itself as a going concern, however, there is no assurance that financing will be obtained. Until the completion of such financing, there remains uncertainty regarding the Company’s ability to become and maintain itself as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and are expressed using the United States of America dollar (U.S. dollar ).

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its majority owned subsidiary Xinjiang Yajia Distillate Company Limited (see Note 4) after the elimination of inter-company accounts and transactions. The fiscal year-end of Xinjiang Yajia Distillate Company Limited is December 31 and its results are consolidated on a one month lag basis, which reflects the results of Xinjiang Yajia Distillate Company Limited operations in accordance with its regulatory, tax and operating cycles. Accordingly, references to “January 31” mean the financial position of Xinjiang Yajia Distillate Company Limited as at December 31 and references to the “two- month period ended January 31” mean the results of Xinjiang Yajia Distillate Company Limited for the year ended December 31. Events subsequent to December 31 may provide additional information relating to items included in the financial statements of Xinjiang Yajia Distillate Company Limited and may reveal conditions existing at the financial statement date that affect the estimates involved in the preparation of the financial statements. All such information that becomes available prior to completion of the Company’s consolidated financial statements would be used in evaluating the estimates made and the financial statements would be adjusted where necessary.

Estimates and Assumptions

The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from the estimates that were used in preparing these financial statements.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and highly liquid investments with original maturities of three months or less.

Income Taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined according to the differences between the carrying amounts and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. A valuation allowance against deferred income tax assets is recorded if, based on available information, it is more likely then not that such deferred income tax assets will not be realized.

Earnings (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) applicable to common shares by the weighted average number of common shares outstanding during the year. Diluted net income (loss) per share is computed using the treasury stock method giving effect to the exercise of dilutive stock options and warrants. The treasury stock method assumes that any proceeds that would be obtained upon the exercise of stock options and warrants would be used to repurchase common shares at the average trading price during the year. A total of 483,750 stock options and 375,000 warrants were excluded from the computation of diluted earnings per share for the two-month period ended January 31, 2007 (483,750 stock options and 250,000 warrants for the year ended November 30, 2006) since they were anti-dilutive.

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

Foreign Currency Translation

Monetary assets and liabilities in foreign currency of the Company and of its integrated foreign operation are translated at the exchange rate in effect at the balance sheet date, whereas other assets and liabilities are translated at the exchange rate in effect at the transaction date. Revenue and expenses in foreign currency are translated at the average rate in effect during the year, with the exception of revenue and expenses relating to non-monetary assets and liabilities, which are translated at the historical rate. Gains and losses are included in the earnings for the year.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

4. JOINT VENTURE

On November 23, 2006 the Company has invested in a joint venture named Xinjiang Yajia Distillate Company Limited (the “Venture”) to produce ethanol in the People’s Republic of China. The Company owns 90% of the Venture. Xinjiang Wangye Brewing Co. Ltd. and Guangdong Kecheng Trading Co. Ltd. each own 5% of the Venture. This ethanol will be produced from agricultural products. As at January 31, 2007 the Company has contributed $510,081 and the two partners have contributed $56,700. The Company is committed to contribute an additional $4,125,000 (32,000,000 Chinese Renminbi (RMBs)).The amount from the two minority shareholders shown as a receivable at November 30, 2006 was received in December 2006.

5. STOCK PAYABLE

The Company received a deposit of five hundred thousand dollars ($500,000) from Portu Finance on November 1, 2006 to purchase from the Company (i) 250,000 shares of the Company's common stock; and (ii) Series A Warrants to purchase up to an additional 125,000 shares of the company's common stock at an exercise price initially set at $2.50 per share. The relative fair value of the common stock is $396,000 and the relative fair value of the warrants is $104,000. The warrants have a life term of two years. The deposit can be refundable prior to the issuance of the shares as described in the share subscription agreement. The shares were formally issued on December 6, 2006 (see Note 7).

6. INCOME TAXES

Income taxes are not due since the Company has incurred a loss since inception. The Company has deductible net operating losses of approximately $897,397 at January 31, 2007. These losses expire between 2023 and 2024.

Components of deferred income tax assets at January 31, 2007 and November 30, 2006 are as follows:

	January 31, 2007	November 30, 2006

Net operating losses	$297,749	$197,187
Valuation allowance	(297,749)	(197,187)
Net deferred income tax asset	$0	$0

The Company has recorded a full valuation allowance against its deferred income tax asset since it believes it is more likely then not that such deferred income tax asset will not be realized.

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	January 31 2007 (2 months)	November 30 2006 (12 months)	November 30 2005 (12 months)	Since Inception
Tax at statutory rate (34%)	$100,562	$173,956	$19,998	$297,749
Increase in valuation allowance	(100,562)	(173,956)	(19,998)	(297,749)
Income tax expense	$0	$0	$0	$0

7. STOCKHOLDER’S EQUITY

COMMON STOCK

The company is authorized to issue 100,000,000 shares of Common Stock (par value $0.001) of which 15,912,750 were issued and outstanding as of January 31, 2007.

The Company declared a stock split of 7 to 1 on April 5, 2006 for all shares outstanding at that date. All references to share and per share amounts in these financial statements have been retroactively adjusted to reflect the stock split.

Incident to the 2006 change in control of the Company, certain changes were made to the Company's capital structure. The Board members serving prior to the change in control tendered an aggregate of 7,000,000 shares of the Company's common stock to the treasury for cancellation. The Company declared a seven-for-one stock split on April 5, 2006. Following the stock split the Company's two previously serving directors, Mr. Nigel Johnson and Mr. Alfred Nutt, each tendered an aggregate of 9,000,000 shares of the Company's common stock to the treasury for cancellation. After giving effect to the forgoing changes, the Company's capital structure consisted of 10,162,750 issued and outstanding shares of common stock, of which 7,162,750 shares of common stock were tradable in public markets and 3,000,000 shares of common stock were restricted and not eligible for trading in public markets.

On September 1, 2006, the Company and Gallant Energy International Inc. (“Gallant”) entered into an Agreement pursuant to which Gallant sold to the Company its right to form a joint venture with certain Chinese entities to develop facilities for the production of ethanol fuel in the People’s Republic of China, in exchange for the issuance of 5,000,000 shares of the Company’s restricted common stock for a value of $143,000 which was recorded as an expense. The 5,000,000 shares are restricted.

The Company’s shares of restricted common stock are securities which have not been registered under the United States Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws, and may not be offered or sold except as follows: (a) in an offshore transaction complying with Rule 903 or Rule 904 of Regulation S promulgated under the Securities Act; (b) pursuant to the exemption from registration provided by Rule 144 promulgated under the Securities Act (if available) or another then available exemption under the Securities Act and state securities laws; (c) in a transaction that does not require registration under the Securities Act or any applicable state laws, or (d) pursuant to a registration statement which has been declared effective by the U.S. Securities and Exchange Commission (and which continues to be effective at the time of transfer of such securities).

On November 1, 2006, VP Bank (Schweiz) AG paid five hundred and fifty thousand dollars ($550,000) to purchase from the Company (i) 275,000 shares of the Company's common stock; and (ii) Series A Warrants to purchase up to an additional 137,500 shares of the Company's common stock at an exercise price initially set at $2.50 per share. The relative fair value of the common stock is $435,000 and the relative fair value of the warrants is $115,000. The shares were issued on November 20, 2006.

On November 1, 2006, Sal. Oppenheim Jr. & Cie (Schweiz) AG paid four hundred and fifty thousand dollars ($450,000) to purchase from the Company (i) 225,000 shares of the Company's common stock; and (ii) Series A Warrants to purchase up to an additional 112,500 shares of the Company's common stock at an exercise price initially set at $2.50 per share. The relative fair value of the common stock is $356,000 and the relative fair value of the warrants is $94,000. The shares were issued on November 20, 2006.

On November 1, 2006, Portu Finance Inc. paid five hundred thousand dollars ($500,000) to purchase from the Company (i) 250,000 shares of the Company's common stock; and (ii) Series A Warrants to purchase up to an additional 125,000 shares of the company's common stock at an exercise price initially set at $2.50 per share. The relative fair value of the common stock is $396,000 and the relative fair value of the warrants is $104,000. The shares were issued on December 6, 2006.

STOCK-BASED COMPENSATION EXPENSE

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

During the year ended November 30, 2006, the Company issued 517,500 stock options to officers and directors of the Company, of which (i) 57,500 such options are exercisable for a purchase price of $2.00 per share and expire on October 5, 2011; (ii) 390,000 such options are exercisable for purchase price of $.05 per share and expire on October 6, 2011, with an average exercise price of $0.30 per share; and (iii) 70,000 such options were cancelled following the resignation of one of our directors in January 2007. Of the stock options issued, 450,000 vested on October 5, 2006, 33,750 vested on November 1, 2006 and the balance will vest on November 1, 2007. These options expire on October 5, 2011 (450,000) and November 6, 2011 (67,500). The options had a fair value of $137,810 at the date of grant. The Company valued these options using the Black-Scholes option -pricing valuation model. The model uses market sourced inputs such as interest rates, stock prices, and option volatilities, the selection of which requires Company management’s judgment, and which may impact the value of the options. The assumptions used in the Black-Scholes valuation model were: a risk-free interest rate of 4.6% and 4.7%; the current stock price at date of issuance of $0.03 and $2.00 per share; the exercise price of the options of $0.05 and $2.00 per share; the term of 5 years; volatility of 157% and 160%. For the two-month period ended January 31, 2007, the Company recorded compensation expense of $31,522 ($74,766 for the year ended November 30, 2006).

A summary of option activity is presented below:

		Two-month Period ended January 31, 2007		Year ended November 30, 2006
Options	Weighted-Average exercise price	Number of options	Weighted- Average exercise price	Number of options
Balance beginning of period	$0.30	517,500	-	-
Granted	-	-	$0.30	517,500
Exercised	-	-	-	-
Cancelled	-	70,000	-	-
Balance end of period	$0.30	447,500	$0.30	517,500

Options exercisable at the end of the period	$0.30	418,750	$0.30	483,750

The aggregate intrinsic value of the options outstanding and the options exercisable at the end of the period is $877,500.

The following table summarizes information about options outstanding and exercisable at January 31, 2007:

	Options outstanding	Weighted average contractual life	Options exercisable
	Number	( in years )	Number
Exercise price
$0.05	390,000	4.67	390,000
$2.00	57,500	4.75	28,750
	447,500		418,750

The weighted-average grant-date fair value of options granted during the period ended November 30, 2006 was $0.27 per share.

As of January 31, 2007, there was $31,522 of total unrecognized compensation cost related to non-vested stock options. No options were exercised during the two-month period ended January 31, 2007. On January 31, 2007, 70,000 options were cancelled upon the resignation of a board member.

WARRANTS

The following warrants were issued in the year ended November 30, 2006 and in the two-month period ended January 31, 2007 and were accounted for in accordance with the fair value method described in SFAS No. 123R. Where fair value of these warrants was required to be calculated, the fair value was computed using the Black-Scholes Model with the following assumptions: no dividend yield, expected volatility of 160% for a two-year warrant and a risk-free interest rate range of 4.7% for a two-year warrant.

On November 1, 2006, 500,000 shares of common stock with 250,000 warrants were sold for $1,000,000. The warrants have an exercise price of $2.50 and expire in 2 years. The relative fair value of the common stock is $792,000 and the relative fair value of the warrants is $208,000. The shares and warrants were issued on November 20, 2006.

On November 1, 2006, 250,000 shares of common stock with 125,000 warrants were sold for $500,000. The warrants have an exercise price of $2.50 and expire in 2 years. The relative fair value of the common stock is $396,000 and the relative fair value of the warrants is $104,000. The shares and warrants were issued on December 6, 2006.

Summary information regarding warrants is as follows:

	Exercise
	Warrants	Price
Year ended November 30, 2006:
Granted	250,000	$2.50

Outstanding at November 30, 2006	250,000	$2.50

Granted- December 2006	125,000	$2.50
Outstanding at January 31, 2007	375,000	$2.50
Exercisable at January 31, 2007	375,000

8. IMPUTED RENT AND SALARY

Former officers and directors were not paid for their services. In addition, they also provided office space without charge. Accordingly amounts were recorded as imputed rent and salaries expense reflecting such services with a corresponding amount as a contribution to capital.

9. GRANT

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

10. COMMITMENTS

The Company has entered into a lease agreement for office space in Pointe-Claire, Quebec, Canada with Flairbase Inc. The president of Flairbase Inc. is a former director of the Company. The lease expires in August 2007 and calls for lease payments of $445 per month. The minimum lease payments for the next year are $3,115 in fiscal 2008. Rental expense under the operating lease amounted to $890, $1,780, $10,800 and $13,470 for the two-month period ended January 31, 2007, for the years ended November 30, 2006, 2005 and for the period since inception, respectively.

On November 25, 2006, the Company, Xinjiang Wangye Brewing Co. Ltd. and Guangdong Kecheng Trading Co. Ltd.  executed a memorandum which provides for the increase of the total investment in the Venture to RMB 50,000,000 and the registered capital to RMB 31,100,000. The participation of each party remains the same. The memorandum provides that the Company will use commercially reasonable efforts to facilitate bank loans to enable Xinjiang Wangye Brewing Co. Ltd. and Guangdong Kecheng Trading Co. Ltd to invest in the Venture a total amount of approximately 125,000USD each, the said amounts being used for the payment of their registered capital.

11. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

On June 5, 2006 a Change of Control occurred in the Company. Nigel Johnson and Alfred Nutt (the "Sellers") sold 3,000,000 restricted common shares of the Company to five individuals and entities: Fiducie Chevrette, Gaetan Leonard, Lai Yin Cheung, Capex Investments Limited, and Sun Rich International Limited (collectively, the “Purchasers”). The Purchasers purchased these shares pursuant to a Securities Purchase Agreement dated as of June 5, 2006 (the “Securities Purchase Agreement”). The Purchasers paid a total sum of $50,010 for the 3,000,000 restricted common shares held by the Sellers, which represented 29.5% of the 10,162,750 issued and outstanding shares of the Company as of June 5, 2006.

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

The Company was charged during 2007 $4,000 ($6,000 for 2006) for fees by Kayplan International Consultants Limited (Kayplan) for the provision of technical and commercial consulting and support services to the Company. Kayplan is controlled by Naim Kosaric, who is a director of the Company, the six month ($2,000 per month) contract ends in February 2007.

The Company is currently renting office space in Pointe-Claire, Quebec, Canada from Flairbase Inc. The president of Flairbase Inc. is a former director of the Company. Pursuant to this lease, the Company pays $445 per month. The lease expires in August 2007.

12. FINANCIAL INSTRUMENTS

Fair value of financial instruments

The fair values of cash and accounts payable and accrued liabilities approximate their carrying amounts given that they will mature shortly.

Foreign exchange risk

The Company is exposed to foreign exchange risk due to cash, sales taxes receivable and accounts payable and accrued liabilities denominated in Canadian dollars and RMBs. As of January 31, 2007, assets denominated in Canadian dollars and RMBs consisting of cash and sales taxes receivable totalled CDN$47,820 and 2,668,846RMB (CDN$95,342 as of November 30, 2006); and accounts payable and accrued liabilities denominated in Canadian dollars totalled CDN$13,565 and none in RMB (CDN$21,159 as at November 30, 2006).

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash. The Company maintains cash accounts at two financial institutions. The Company periodically evaluates the credit worthiness of financial institutions, and maintains cash accounts only in large high quality financial institutions, thereby minimizing exposure for deposits in excess of federally insured amounts. On occasion, the Company may have cash in banks in excess of federally insured amounts. The Company believes that credit risk associated with cash is remote.

13. SUBSEQUENT EVENTS

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

Pursuant to each of the Common Stock Purchase Agreements, the Series A Warrants which have been granted shall expire on March 30, 2009, and contain customary adjustment provisions in the event of changes in the capitalization of the Company.

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

Pursuant to Capinvest Common Stock Purchase Agreement, the Series A Warrants which have been granted shall expire on March 30, 2009, and contain customary adjustment provisions in the event of changes in the capitalization of the Company.

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

Pursuant to the Simeon Securities S.A. Common Stock Purchase Agreement, the Series A Warrants which have been granted shall expire on April 20, 2009, and contain customary adjustment provisions in the event of changes in the capitalization of the Company.

On May 9, 2007, the Company issued forty thousand (40,000) shares of common stock to a former officer of the Company following the reception of a duly filled notice of exercise of common stock options.

On July 27, 2007, the Company entered into a Common Stock Purchase Agreement with Adagio Marine Ltd (the “Adagio Marine Ltd Common Stock Purchase Agreement”).

Pursuant to the Adagio Marine Ltd Common Stock Purchase Agreement, Adagio Marine Ltd paid five hundred thousand dollars ($1,500,000) to purchase from the Company (i) 750,000 shares of the Company's common stock; and (ii) Series A Warrants to purchase up to an additional 375,000 shares of the Company's common stock at an exercise price initially set at $2.50 per share.

On August 3, 2007, the Company issued sixty thousand (60,000) shares of common stock to a director following the reception of a duly filled notice of exercise of common stock options.

ITEM8:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 30, 2007, the Company dismissed its independent auditor, Malone & Bailey, PC. and appointed Raymond Chabot Grant Thornton, LLP, as its independent auditor. During the Company's two most recent fiscal years the opinion of Malone & Bailey, PC on the Company's financial statements did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except as follows: Each of the independent auditor's reports of Malone & Bailey, PC dated March 15, 2007 (for the year ended November 30, 2006) and February 22, 2006 (for the year ended November 30, 2005) contained "going concern" qualifications. This qualification in the report dated March 15, 2007 (for the year ended November 30, 2006) questioned the Company’s ability to raise additional funds through either the sale of equity securities or issuance and stressed the absence of any resulting adjustments in the financial statements; thus raising substantial doubts regarding the Company's ability to continue as a going concern. In the report dated February 22, 2006 (for the year ended November 30, 2005) the "going concern" qualification stated that the Company’s assets did not provide adequate working capital for the Company, and thus raised substantial doubts about the Company’s ability to continue as a going concern. During the Company's two most recent fiscal years, and through the date of their dismissal, there were no disagreements with Malone & Bailey, PC, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Malone & Bailey, PC's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report. The Company has had no disagreements with its prior accountants or its current accountants on accounting matters or financial disclosures.

ITEM 8A: CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934 (the “Exchange Act”). Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have been no changes in the Company’s internal controls over financial reporting during the Company’s two-month period ended January 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B: OTHER INFORMATION

None.

PART III

ITEM 9:	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table presents information with respect to our officers, directors and significant employees as of January 31, 2007:

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

Claude Pellerin, Secretary. Mr. Pellerin has served as an officer of the Company since November, 2006. Mr. Pellerin is a corporate attorney and a partner in the law firm of Pellerin Attorneys. Since 2002, Mr. Pellerin has served as Director, President, Treasurer and Secretary of Capex Investments (Canada) Limited, an investments and financing corporation based in Montreal, Quebec. Since 2005, Mr. Pellerin has served as a Director of XL Generation International Inc., a Nevada corporation listed on the OTCBB. From 2001-2002, Mr. Pellerin served as Secretary for Equilar Capital Corporation, an Ontario Corporation listed on the Toronto Stock exchange. Between 2002 and 2004, Mr. Pellerin served as Vice President for legal affairs for Manaris Corporation, a Nevada corporation listed on the OTCBB. Since 2003, Mr. Pellerin has served as Secretary of Gourmet Flash Inc., a Quebec corporation, and from 2004-2005 served as a Director to Canadian Security Agency (2004) Inc.

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

On September 30, 2006, the Company’s Board of Directors established an Audit Committee to assist the Board of Directors in fulfilling its oversight responsibilities by reviewing (a) the financial reports and other financial information provided by the Company to any governmental body or the public; (b) the Company’s systems of internal controls regarding finance, accounting, legal compliance and ethics; and (c) the Company’s auditing, accounting and financial reporting processes generally. The Company’s Audit Committee consists of Arthur Rawl and Guy Chevrette. The Company’s Board of Directors has determined that each of these two members of the Company’s Audit Committee is independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended. Mr. Rawl is the Chairman of the Audit Committee. The Company’s Board of Directors has determined that Mr. Rawl is the Audit Committee’s Financial Expert.

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

This Committee will identify appropriate industry and company benchmarks for a preliminary assessment of materiality. Guided by these benchmarks the Committee will use experience and judgment to determine the timing for public release of material information. The Committee is responsible for ensuring appropriate systems, processes and controls for disclosure and will review all news releases and core disclosure documents prior to their release or filing, including the Company’s MD&A. As of October 10, 2007 the members of the Committee are Messrs. James Pak Chiu Leung and Michel St-Pierre.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the two-month period ended January 31, 2007, all such filing requirements applicable to our officers and directors were complied with, except that reports were filed late by the following persons:

Name and principal position	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Nigel Johnson CEO, President, CFO, Principal Accounting Officer, Secretary and Director (1)	1	1	0
Alfred Nutt Director (2)	1	1	0
James Pak Chiu Leung CEO, President and Director	1	4	0
Gilles Simard Chief Financial Officer (3)	2	3	0
Michel St-Pierre Chief Financial Officer	1	1	1
Claude Pellerin Secretary	1	2	0
Gaetan Leonard Director (4)	1	2	0
Guy Chevrette Director	1	3	3
Naim Kosaric Director	1	3	0
Nancy Ho Director (5)	2	2	2
Arthur Rawl Director	1	3	0
Gallant Energy International Inc. 10% Owner	1	1	0

(1)	Mr. Johnson resigned from this position on June 5, 2006.
(2)	Mr. Nutt resigned from this position on June 5, 2006.
(3)	Mr. Simard resigned from this position on January 9, 2007.
(4)	Mr. Leonard resigned from this position on September 5, 2006.
(5)	Ms. Ho resigned from this position on January 30, 2007.

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
Pointe-Claire, Quebec H9R 4S2 Canada
Telephone: 514-771-3795
Attention: Mr. James Pak Chiu Leung
Chief Executive Officer, President and Director

ITEM 10: EXECUTIVE COMPENSATION

The following table sets forth compensation for each of the past two fiscal years with respect to each person who served as Chief Executive Officer of the Company and each of the four most highly-compensated executive officers of the Company who earned a total annual salary and bonuses that exceeded $100,000 in any of the two preceding fiscal years.

Summary Compensation Table

Name and Principal Position	Year (1)(2)	Salary ($)	Option Awards ($)		Total
James Pak Chiu Leung (3) CEO, President and Director	2007	18,000	0		18,000
	2006	54,000	20,243	(4)(5)	74,243
Nigel Johnson (6) CEO, President, CFO, Principal Accounting Officer, Secretary and Director	2006	0	0		0
	2005	0	0		0

(1)	No officers earned over $100,000 in any of the two preceding years.
(2)	The Company’s fiscal year ends January 31st. The Company changed its fiscal year-end from November 30, 2006 to January 31, 2007. Note that 2007 only covers two months.
(3)	Mr. Leung has been CEO, President and Director of the Company since June 5, 2006.
(4)
Mr. Leung was granted stock options to purchase 70,000 shares. The Company valued these options using the Black-Scholes option -pricing valuation model. The model uses market sourced inputs such as interest rates, stock prices, and option volatilities, the selection of which requires Company management’s judgment, and which may impact the value of the options. The assumptions used in the Black-Scholes valuation model were: a risk-free interest rate of 4.6% and 4.7%; the current stock price at date of issuance of $0.03 and $2.00 per share; the exercise price of the options of $0.05 and $2.00 per share; the term of 5 years; volatility of 157% and 160%.

(5)
The stock options granted to Mr. Leung have vested or will vested as follows: 60,000 were granted on October 5, 2006 and vested immediately, 5,000 were granted on November 6, 2006, and vested on that date, and 5,000 were granted on November 6, 2006 and will vest on November 6, 2007.

(6)	Mr. Johnson was an officer and Director of the Company from its incorporation on September 9, 2004 until June 5, 2006. Mr. Johnson was not paid any compensation by the Company.

None of the officers earned any bonus, restricted stock awards, LTIP Payouts or any other annual or long term compensation except as set forth in the table above.

Outstanding Equity Awards at Fiscal Year-End (1)

The following table provides the information regarding options granted in 2006 to the named executive officers and directors. We have never granted any stock appreciation rights. No options were granted in the two-month period ended January 31, 2007.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
James Pak Chiu Leung (2) CEO, President and Director	60,000		.05	October 5, 2011
	5,000	5,000	2.00	November 6, 2011

(1)	The Company’s fiscal year ends January 31st. The Company changed its fiscal year-end from November 30 to January 31.
(2)	Mr. Leung has been CEO, President and Director of the Company since June 5, 2006.

No options were exercised during the last fiscal year however, 120,000 stock options were exercised in March and 60,000 were exercised in August 2007.

Director Compensation

The following table sets forth all compensation paid to the Company’s directors for their respective services rendered as directors during the period covered by this Report. The compensation set forth below was paid to directors subsequent to the end of the period covered by this Report. Mr. James Leung, director, received salary in his capacity as the Company’s Chief Executive Officer, as reflected on the Summary Compensation Table, above.

Name	Fees Earned or Paid in Cash	Total
Arthur Rawl, Chairman of the Board	$7,000	$7,000
Guy Chevrette, Director	$4,000	$4,000
Nancy Ho , Director (1)	$2,500	$2,500
Naim Kosaric , Director	$2,500	$2,500

(1)	Ms. Ho resigned from this position on January 30, 2007.

The following table sets forth the Company’s current scheduled payments for members of the Board of Directors:

Cash Compensation	All Non-Executive Directors	Chairman	Fees for Non-Executive Committee Chairs (Audit Committee)	Fees for Non-Executive Committee Chairs (Compensation Committee and Nominating and Corporate Governance Committee)

Cash Retainer	10,000.00	12,000.00	6,000.00	6,000.00
Board Meeting Fees
In Person	1,000.00	None	None	None
Phone	400.00	None	None	None
Committee Meeting Fees
In Person	500.00	None	None	None
Phone	200.00	None	None	None

Stock Options
Initial Grant Shares	60,000	30,000	10,000	10,000
Annual Grant Shares	10,000	10,000	5,000	5,000

Employment Contracts

As of October 10, 2007, the Company did not have any employment contracts with any officer, director or other employees.

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

During the year ended November 30, 2006, the Company issued 517,500 stock options to officers and directors of the Company with an average exercise price of $0.30 per share. Of the stock options issued, 450,000 were vested on October 5, 2006, 33,750 were vested on November 1, 2006 and the balance will vest on November 1, 2007.

No options were exercised during the two-month period ended January 31, 2007.

During the month of August, 2007, the Company issued 50,000 stock options to officers and directors of the Company with an average exercise price of $2.86 per share. Of the stock options issued, 50,000 vested on August 1, 2007.

As of October 10, 2007, we had four directors and officers eligible to receive options under the Equity Incentive Plan. Options to buy 497,500 shares of common stock were outstanding under the Equity Incentive Plan and 1,502,500 shares remained available for grants under this plan.

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

Whistleblower Procedures Policy

In accordance with the requirements of Section 301 of the Sarbanes-Oxley Act of 2002, the Audit Committee of the Board of Directors the Company has adopted this Whistleblower Procedures Policy, stating that all employees of the Company and its subsidiaries are strongly encouraged to report any evidence of financial irregularities which they may become aware of, including those with respect to internal controls, accounting or auditing matters. Under this Whistleblower Procedures Policy, the management of the Company shall promptly and periodically communicate to all employees with access to accounting, payroll and financial information the means by which they may report any such irregularities. In the event an employee is uncomfortable for any reason reporting irregularities to his or her supervisor or other management of the Company, employees may report directly to any member of the Audit Committee of the Company. The identity of any employee reporting under these procedures will be maintained as confidential at the request of the employee, or may be made on an anonymous basis. Notice must be provided to all of the Company’s employees with access to accounting, payroll and financial information in respect of these procedures.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following chart sets forth equity compensation plan securities issuances and availability as of January 31, 2007.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	n/a	n/a	n/a
Equity compensation plans not approved by security holders	2,000,000	0.30	1,552,500
Total	2,000,000	0.30	1,552,500

On October 5, 2006, the Company’s Board of Directors adopted an Equity Incentive Plan, and authorized the Company to issue options for the purchase of up to 2,000,000 shares of the Company’s common stock, pursuant to the terms and conditions set forth therein.

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of January 31, 2007 by (i) each director of the Company, (ii) each of the Company's officers named in the Summary Compensation Table, (iii) each person who is known by the Company to be the beneficial owner of more than five percent of the Company's outstanding Common Stock, and (iv) all directors and executive officers as a group. Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated. The percentage of ownership set forth below reflects each holder's ownership interest in the 15,912,750 shares of the Company's common stock outstanding as of January 31, 2007.

Amount and Nature of
Beneficial Ownership

Name and Address of Beneficial Owner	Shares	Options/ Warrants (1)	Total (1)	Percentage of Shares Outstanding (1)
Five Percent Stockholders
Gallant Energy International Inc. (2)	5,000,000	0	5,000,000	31.4%
Capex Investements Limited (3)	1,500,000	0	1,500,000	9.4%
Executive Officers and Directors
James Pak Chiu Leung (4) Officer and Director	5,450,000	65,000	5,515,000	34.5%
Claude Pellerin Director	2,020	65,000	67,020	*
Guy Chevrette (5) Director	600,000	70,000	670,000	4.2%
Arthur Rawl Chairman of the Board	0	105,000	105,000	*
Naim Kosaric Director	0	65,000	65,000	*
Michel St-Pierre Chief Financial Officer	0	0	0	0%
All officers and directors as group (6 persons) (6)	6,052,020	370,000	6,422,020	39.4%

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

ITEM 12:CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Rental Agreement with Flairbase Inc.

The Company is currently renting office space in Pointe-Claire, Province of Quebec, Canada from Flairbase Inc. The president of Flairbase Inc. is Gaetan Leonard, a former director of the Company. Pursuant to this lease, the Company pays $445 per month.

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

ITEM 13: EXHIBITS

(a) Exhibits

Exhibit No.	Description of Exhibits

Exhibit 3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on December 17, 2004.

Exhibit 3.2	Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on December 17, 2004.

Exhibit 3.3	Articles of Incorporation, as amended, incorporated by reference to Exhibit 3.3 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 30, 2006.

Exhibit 3.4	Amendment to the Company’s Bylaws, incorporated by reference to Exhibit 3.4 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 17, 2007.

Exhibit 10.1	Subscription Agreement, incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on December 17, 2004.

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

Exhibit 10.6
Letter of Intent, dated as of December 29, 2006, between the Company and Xinjiang Yili Agricultural Division Supply and Sales Company, incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 10-KSB, filed with the Securities and Exchange Commission on March 15, 2007.

Exhibit 10.7
Purchase Agreement, dated as of December 29, 2006, between Xinjiang Yajia Distillate Company Limited and Xinjiang Yili Agricultural Division Supply and Sales Company, incorporated by reference to Exhibit 10.7 to the Company’s Report on Form 10-KSB, filed with the Securities and Exchange Commission on March 15, 2007.

Exhibit 10.8
Stock Purchase Agreement by and between the Company and Emper Overseas S.A, dated March 8, 2007, incorporated by reference to Exhibit 10.8 to the Company’s Report on Form 10-QSB, filed with the Securities and Exchange Commission on July 16, 2007.

Exhibit 10.9
Series A Warrant issued to Emper Overseas S.A, dated March 8, 2007, incorporated by reference to Exhibit 10.9 to the Company’s Report on Form 10-QSB, filed with the Securities and Exchange Commission on July 16, 2007.

Exhibit 10.10
Stock Purchase Agreement by and between the Company and Aton Select Fund Limited, dated March 8, 2007, incorporated by reference to Exhibit 10.10 to the Company’s Report on Form 10-QSB, filed with the Securities and Exchange Commission on July 16, 2007.

Exhibit 10.11
Series A Warrant issued to Aton Select Fund Limited, dated March 8, 2007, incorporated by reference to Exhibit 10.11 to the Company’s Report on Form 10-QSB, filed with the Securities and Exchange Commission on July 16, 2007.

Exhibit 10.12
Stock Purchase Agreement by and between the Company and Simeon Securities S.A., dated March 12, 2007, incorporated by reference to Exhibit 10.8 to the Company’s Report on Form 10-QSB, filed with the Securities and Exchange Commission on July 16, 2007.

Exhibit 10.13
Series A Warrant issued to Simeon Securities S.A., dated March 10, 2007, incorporated by reference to Exhibit 10.13 to the Company’s Report on Form 10-QSB, filed with the Securities and Exchange Commission on July 16, 2007.

Exhibit 10.14
Stock Purchase Agreement by and between the Company and Capinvest LLC, dated March 16, 2007, incorporated by reference to Exhibit 10.14 to the Company’s Report on Form 10-QSB, filed with the Securities and Exchange Commission on July 16, 2007.

Exhibit 10.15
Series A Warrant issued to Capinvest LLC, dated March 16, 2007, incorporated by reference to Exhibit 10.15 to the Company’s Report on Form 10-QSB, filed with the Securities and Exchange Commission on July 16, 2007.

Exhibit 10.16
Stock Purchase Agreement by and between the Company and Adagio Marine Ltd, dated July 27, 2007, incorporated by reference to Exhibit 10.16 to the Company’s Report on Form 10-QSB, filed with the Securities and Exchange Commission on September 20, 2007.

Exhibit 10.17
Series A Warrant issued to Adagio Marine Ltd, dated July 27, 2007, incorporated by reference to Exhibit 10.17 to the Company’s Report on Form 10-QSB, filed with the Securities and Exchange Commission on September 20, 2007.

Exhibit 10.18	Stock Purchase Agreement by and between the Company and VP Bank (Schweiz) AG, dated November 1, 2006.

Exhibit 10.19	Series A Warrant issued to VP Bank (Schweiz) AG, dated November 1, 2006.

Exhibit 10.20	Stock Purchase Agreement by and between the Company and Sal. Oppenheim Jr. & Cie (Schweiz) AG, dated November 1, 2006.

Exhibit 10.21	Series A Warrant issued to Sal. Oppenheim Jr. & Cie (Schweiz) AG, dated November 1, 2006.

Exhibit 10.22	Stock Purchase Agreement by and between the Company and Portu Finance Inc., dated November 1, 2006.

Exhibit 10.23	Series A Warrant issued to Portu Finance Inc., dated November 1, 2006.

Exhibit 10.24	Stock Purchase Agreement by and between the Company and Adagio Marine Ltd., dated July 27, 2007.

Exhibit 10.25	Series A Warrant issued to Adagio Marine Ltd., dated July 27, 2007.

Exhibit 14.1	Code of Conduct, incorporated by reference to Exhibit 14.1 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on August 31, 2006.

Exhibit 14.2	Equity Incentive Plan, incorporated by reference to Exhibit 14.2 to the Company’s Report on Form 10-QSB, filed with the Securities and Exchange Commission on October 23, 2006.

Exhibit 14.3	Audit Committee Charter, incorporated by reference to Exhibit 14.3 to the Company’s Report on Form 10-QSB, filed with the Securities and Exchange Commission on October 23, 2006.

Exhibit 14.4	Whistleblower Procedures Policy, incorporated by reference to Exhibit 14.4 to the Company’s Report on Form 10-QSB, filed with the Securities and Exchange Commission on October 23, 2006.

Exhibit 14.5	Governance Charter, incorporated by reference to Exhibit 14.5 to the Company’s Report on Form 10-QSB, filed with the Securities and Exchange Commission on October 23, 2006.

Exhibit 14.6	Compensation Charter, incorporated by reference to Exhibit 14.6 to the Company’s Report on Form 10-QSB, filed with the Securities and Exchange Commission on October 23, 2006.

Exhibit 21	List of Subsidiaries.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)Reports on Form 8-K

January 10, 2007

The Company filed a Report on Form 8-K on January 10, 2007 which disclosed the Company’s entry into a material agreement, unregistered sale of securities and certain other events. This Form 8-K discloses that on November 1, 2006, the Company entered into a stock purchase agreement pursuant to which the Company issued 500,000 shares of the Company’s common stock and Series A Warrants to purchase up to an additional 250,000 shares of the Company’s common stock on December 6, 2006.

January 23, 2007

The Company filed a report on Form 8-K on January 23, 2007 which announced that effective as of January 9, 2007, Gilles Simard resigned as Chief Financial Officer and Principal Accounting Officer of Tiger Ethanol International Inc. (the “Company”). Effective as of January 9, 2007, Michel St-Pierre, C.A. was appointed as the Company’s Chief Financial Officer and Principal Accounting Officer. This Form 8-K disclosed that there are no employment or other agreements between Mr. St-Pierre and the Company regarding his service as an officer. Mr. St-Pierre is a registered chartered accountant in Quebec, Canada.

January 31, 2007

The Company filed a report on Form 8-K on January 31, 2007 which announced that effective as of January 30, 2007, Nancy Wang-Yang Ho has resigned as a director of Tiger Ethanol International Inc. (the “Company”). The Company has no knowledge of any disagreements with the resigning director regarding the Company’s operations, policies or practices.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Malone and Bailey, PC for professional services rendered for the audit of the Company's annual financial statements for the fiscal year ended November 30, 2006 totalled $14,884. The aggregate fees of Raymond Chabot Grant Thornton, LLP for professional services rendered for the audit of the Company's annual financial statements including the review of the interim financial statements for the periods ended February 28, 2007 and May 31, 2007, and for the two-month transition period ended January 31, 2007, totalled $31,000.

Audit-Related Fees

The aggregate fees billed by Malone and Bailey, PC for audit related services for the fiscal year ended November 30, 2006, and which are not disclosed in "Audit Fees" above, were $0. The aggregate fees billed by Raymond Chabot Grant Thornton, LLP for audit related services for the two-month period ended January 31, 2007, and which are not disclosed in "Audit Fees" above, were $5,000.

Tax Fees

The aggregate fees billed by Malone and Bailey, PC for tax compliance for the fiscal year ended November 30, 2006 was $0. The aggregate fees billed by Raymond Chabot Grant Thornton, LLP for tax compliance for the two-month period ended January 31, 2007, were $0.

All Other Fees

The aggregate fees billed by Malone and Bailey, PC for services other than those described above, for the year ended November 30, 2006, were $0. The aggregate fees billed by Raymond Chabot Grant Thornton, LLP for services other than those described above, for the two-month period ended January 31, 2007, were $0.

Audit Committee Pre-Approval Policies

Our Board of Directors reviewed the audit and non-audit services rendered by Raymond Chabot Grant Thornton LLP and Malone and Bailey, PC during the periods set forth above and concluded that such services were compatible with maintaining the auditors’ independence. All audit and non-audit services performed by our independent accountants are pre-approved by our Board of Directors to assure that such services do not impair the auditors’ independence from us.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIGER ETHANOL INTERNATIONAL INC.
October 17, 2007

	By:	/s/ James Pak Chiu Leung
		Name:	James Pak Chiu Leung
		Title:	Principal Executive Officer

	By:	/s/ Michel St-Pierre
		Name:	Michel St-Pierre
		Title:	Principal Financial Officer and
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Arthur Rawl
Name:	Arthur Rawl
Title:	Chairman of the Board
Dated:	October 17, 2007

/s/ James Pak Chiu Leung
Name:	James Pak Chiu Leung
Title:	Chief Executive Officer, President and Director
Dated:	October 17, 2007

/s/ Guy Chevrette
Name:	Guy Chevrette
Title:	Director
Dated:	October 17, 2007

/s/ Naim Kosaric
Name:	Naim Kosaric
Title:	Director
Dated:	October 17, 2007