Form 10QSB
period 2007-10-31
Tiger Ethanol International Inc.
filed 2007-12-20
CIK 1307701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: October 31, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to _________

Commission File Number: 000-51388

TIGER ETHANOL INTERNATIONAL INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

Nevada	84-1665042
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  The Issuer had 18,382,750 shares of Common Stock, par value $.001, outstanding as of December 17, 2007.

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

Item 1: Financial Statements

TIGER ETHANOL INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
 (unaudited)

October 31
2007

ASSETS
Current assets:
Cash	$796,670
Sundry current assets	55,562

852,232

Deposit on machinery	2,879,335
Construction in progress	1,438,515

TOTAL ASSETS	$5,170,082

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$85,220

TOTAL CURRENT LIABILITIES	85,220

Minority interest in Joint Venture	94,867
180,087
STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 100,000,000 shares authorized,
18,382,750 shares issued and outstanding	18,383
Additional paid-in capital	6,550,074
Deficit accumulated during development stage	(1,578,462)

Total Stockholders' Equity	4,989,995

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,170,082

The accompanying notes are an integral part of the consolidated financial statements.

TIGER ETHANOL INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months and Nine Months Ended October 31, 2007 and November 30, 2006 and Period from September 9, 2004 (Inception) through October 31, 2007 (unaudited)

	Three months		Nine months		Inception
	Ended	Ended	Ended	Ended	through
	October 31	November 30	October 31	November 30	October 31
	2007	2006	2007	2006	2007

General & administrative expenses	$337,174	$380,224	$776,180	$497,333	$1,673,716
Interest income	(11,873)	-	(36,359)	-	(34,923)
Foreign exchange gain (loss)	(6,894)	941	(24,388)	941	(25,421)

	318,407	381,165	715,433	498,274	1,613,372

Minority interest in
Joint Venture	(5,365)	-	(12,705)	-	(34,910)

NET LOSS	$313,042	$381,165	$702,728	$498,274	$1,578,462

Basic and diluted loss per
common share	$0.02	$0.04	$0.03	$0.05	N/A

Weighted average number of
common shares outstanding	18,382,750	10,162,750	17,510,750	10,162,750	N/A

The accompanying notes are an integral part of the consolidated financial statements.

TIGER ETHANOL INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
From September 9, 2004, (Inception) through October 31, 2007 (unaudited)

				Deficit
				Accumulated
	Common		Paid	During the
	Stock		In	Development
	Shares	Amount	Capital	Stage	Total

Balances from September 9,
2004 through November 30,
2006	15,662,750	$15,663	$1,344,234	$(579,962)	$779,935

Shares and warrants
issued for stock payable (Note 5)	250,000	250	499,750	-	500,000

Stock-based compensation	-		31,522	-	31,522

Net loss	-	-	-	(295,772)	(295,772)
Balances at
January 31, 2007	15,912,750	$15,913	$1,875,506	$(875,734)	$1,015,685

Shares and warrants
issued for cash	2,470,000	2,470	4,508,530		4,511,000

Stock-based compensation	-		166,038	-	166,038

Net loss	-	-	-	(702,728)	(702,728)

Balances at
October 31, 2007	18,382,750	$18,383	$6,550,074	$(1,578,462)	$4,989,995

The accompanying notes are an integral part of the consolidated financial statements.

TIGER ETHANOL INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended October 31, 2007 and November 30, 2006 and Period from September 9, 2004 (Inception)
through October 31, 2007 (unaudited)

			Inception
	Nine months	Nine months	through
	Ended October 31	Ended November 30	October 31
	2007	2006	2007

Cash flows from operating
activities:
Net loss	$(702,728)	$(130,470)	$(1,578,462)
Adjustments to reconcile net
loss to net cash used in
operating activities:
Imputed rent and salary expense	-	12,393	59,383
Stock-based compensation
expense	166,038		272,326
Non-cash stock compensation	-		143,000
Minority interest in joint venture	(12,705)		(34,910)

Changes in:
Government receivables		(10,422)
Sundry current assets	(26,539)	-	(55,562)
Accounts payable and
accrued liabilities	42,597	91,788	85,220
Net cash used in operating
activities	(533,337)	(36,711)	(1,109,005)

Cash flows from investing
activities:
Deposit on machinery	(2,879,335)	-	(2,879,335)
Construction in progress	(1,438,515)	-	(1,438,515)

Net cash used in investing
activities	(4,317,850)	-	(4,317,850)

Cash flows from financing
activities:
Capital contribution from minority
Interest	73,077		129,777
Proceeds from sale of common
stock and warrants	4,511,000	-	5,593,748
Stock payable			500,000
Proceeds from loans payable to
related party	-	-	91,286
Loan repayments	-	5,140	(91,286)

Net cash provided by financing
activities	4,584,077	5,140	6,223,525

Net change in cash and cash
equivalents	(267,110)	(31,571)	796,670
Cash at beginning of period	1,063,780	60,801	-

Cash and cash equivalents
at end of period	$796,670	$29,230	$796,670

Supplemental Information:
Interest paid	$-	$941	$1,436

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Tiger Ethanol International Inc. (formally known as Arch Management Services Inc.) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the transition period ended January 31, 2007, as reported in the Form 10-KSB, have been omitted.

2. GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. The Company’s ability to become and maintain itself as a going concern is dependant upon its ability to raise additional funds through either the sale of equity securities or issuance of debt. During the nine-month period ended October 31, 2007, the Company has raised approximately $4,500,000 of additional equity. In addition the Company believes it will be able to raise the additional financing necessary for the Company to become and maintain itself as a going concern, however, there is no assurance that financing will be obtained. Until the completion of such financing, there remains uncertainty regarding the Company’s ability to become and maintain itself as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. FISCAL YEAR END CHANGE

The Company originally adopted a fiscal year ending November 30 for reporting financial operations. On July 12, 2007, the Company approved a change in its fiscal year end to January 31. During the fiscal year that will end on January 31, 2008, the Company will present comparative information from the previous fiscal year for the interim period that most closely matches the interim period. For the three and nine month periods ended October 31, 2007 (third quarter of FY 2008), the comparative information presented is the three and nine month periods ended November 30, 2006. The Company has chosen not to restate the balances as of October 31, 2006, as the one month difference in the Company’s operations between October and November is not significant.

4. JOINT VENTURE

The Company has invested in a joint venture named Xinjiang Yajia Distillate Company Limited (the “Venture”) to produce ethanol in the People’s Republic of China. The Company owns 90% of the Venture. Xinjiang Wangye Brewing Co. Ltd. and Guangdong Kecheng Trading Co. Ltd. each own 5% of the Venture. This ethanol will be produced from agricultural products. As of October 31, 2007 the Company has contributed $5,090,081 and the two partners have contributed $129,776.

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

6. STOCKHOLDER’S EQUITY

COMMON STOCK

The Company is authorized to issue 100,000,000 shares of Common Stock (par value $0.001) of which 18,382,750 were issued and outstanding as of October 31, 2007.

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

On March 14, 2007, the Company issued sixty thousand (60,000) shares of common stock to an officer and director of the Company following the reception of a duly filled notice of exercise of common stock options. The proceeds from the exercise of common stock options were $3,000.

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

On August 3, 2007, the Company issued sixty thousand (60,000) shares of common stock to a director of the Company, following the reception of a duly filled notice of exercise of common stock options. The proceeds from the exercise of common stock options were $3,000.

STOCK-BASED COMPENSATION EXPENSE

During the three month period ended October 31, 2007, the Company issued 50,000 stock options to directors of the Company with an average exercise price of $2.88 per share. These options vested on August 1, 2007 and expire on August 1, 2012. The options had a fair value of $134,516 at the date of grant. The Company valued these options using the Black-Scholes option-pricing valuation model. The model uses market sourced inputs such as interest rates, stock prices, and option volatilities, the selection of which requires Company management’s judgment, and which may impact the value of the options. The assumptions used in the Black-Scholes valuation model were: a risk-free interest rate of 4.7%; the current stock price at date of issuance of $2.88 per share; the exercise price of the options of $2.88 per share; the term of 5 years; volatility of 161%. For the period ended October 31, 2007, the Company recorded compensation expense of $134,516.

A summary of option activity for the nine month period ended October 31, 2007 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at January 31, 2007	447,500	0.30	3.93
Granted	50,000	2.88	4.75
Exercised	220,000	0.30	3.93
Outstanding at October 31, 2007	277,500	0.96	4.08

Exercisable at October 31, 2007	248,750	0.96	4.08

The following table summarizes information about options outstanding and exercisable at October 31, 2007:

	Options outstanding	Weighted average contractual life	Options exercisable
	Number	( in years )	Number
Exercise price
$0.05	170,000	3.92	170,000
$2.00	57,500	4.00	28,750
$2.88	50,000	4.75	50,000
	277,500		248,750

The weighted-average grant-date fair value of options granted during the period ended October 30, 2007 was $0.27 per share.

As of October 31, 2007, there was no unrecognized compensation cost related to non-vested stock options. During the nine month period ended October 31, 2007 the Company issued, a total of two hundred and twenty thousand (220,000) shares of common stock following the reception of duly filled notices of exercise of common stock options.

WARRANTS

The following warrants were issued during the nine months ended October 31, 2007 and were accounted for in accordance with the fair value method described in SFAS No. 123R. Where fair value of these warrants was required to be calculated, the fair value was computed using the Black-Scholes Model with the following assumptions: no dividend yield, expected volatility of 160% for a two-year warrant and a risk-free interest rate of 4.7% for a two-year warrant.

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

On July 27, 2007, 750,000 shares of common stock with 375,000 warrants were sold for $1,500,000. The warrants have an exercise price of $2.50 and expire in 2 years. The relative fair value of the common stock is $968,000 and the relative fair value of the warrants is $532,000. The shares were issued on July 27, 2007.

7. SUBSEQUENT EVENTS

On December 10, 2007 the Board of Directors approved a resolution to change the name of the Company to Tiger Renewable Energy Ltd. On December 19, 2007 the Company filed a preliminary proxy statement regarding this name change.

Item 2: Management’s Discussion and Analysis or Plan of Operation

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

Development Stage Expenditures

Development stage expenditures during the nine-month period ended October 31, 2007 were $776,180, which consisted primarily of $192,591 in professional fees, $263,155 in salaries and $57,589 in travel expenditures and $166,038 in compensation expenses. As for the three month period ended October 31, 2007, the expenses were $337,174 and consisted primarily of $69,417 in professional fees, $91,880 in salaries, $19,518 in travel expenditures and $134,516 in compensation expenses. For the nine and the three-month periods ended on November 30, 2006 the development stage expenditures were $497,333 and $380,224 respectively, substantially all of which were professional fees.

Financial Condition, Liquidity and Capital Resources

The Company's principal capital resources have been acquired with proceeds from the sale of shares of its common stock.

At October 31, 2007, the Company had positive working capital of $767,012 compared to working capital of $1,015,685 at January 31, 2007.

At October 31, 2007, the Company had total assets of $5,170,082 consisting mainly of cash, deposit on machinery and construction in progress which compares with the Company's total assets at January 31, 2007, of $1,092,803 which consisted mainly of cash.

At October 31, 2007, the Company's total liabilities were $180,087. An amount of $85,220 represents accounts payable and accrued professional fees. The minority interest of $94,867 represents the participation in the capital of the Company by the two partners in the joint venture.

Plan of Operations

Company’s Cash Requirements

The Company entered into a joint venture named Xinjiang Yajia Distillate Company Limited (the "Venture") to produce ethanol in the People's Republic of China. The Venture will be located in Guangdong Industrial zone, Hami Shi, Xinjiang Province, People’s Republic of China.  The Company owns 90% of the Venture.  Xinjiang Wangye Brewing Co. Ltd. and Guangdong Kecheng Trading Co. Ltd. each own 5% of the Venture.  All the activities of the Venture will be carried on in accordance with the laws, decrees, rules and regulations of the Peoples’ Republic of China. The Venture will take the form of a limited liability company. The Venture will have a term of ten years commencing November 23, 2006 (the date on which the business licence of the Venture was issued). At the end of this ten year term, upon the unanimous vote of the Venture’s Board, the Venture may apply for an extension. Should such a vote not be made, the Venture will be liquidated. At the liquidation of the Venture, the properties of the Venture will be distributed in proportion to the respective investment of each party.

Each party to the Venture will be liable for the Venture’s debts only to the extent of its investment therein. The profits of the Venture will be shared by the parties in proportion to their respective contributions to the total registered capital of the Venture, which as of the date of this Report were as follows:

Initially, the total investment in the Venture was set at RMB 14,000,000.00 out of which RMB 10,000,000.00 was registered capital. This amount was divided between the three parties as follows:

Xinjiang Wangye Brewing Co. Ltd.:	RMB 500,000.00	5%

Guangdong Kecheng Trading Co. Ltd.:	RMB 500,000.00	5%

Tiger Ethanol International Inc.:	RMB 9,000,000.00	90%

On November 25, 2006, the three parties executed a Memorandum which provides for the increase of the total investment in the Venture to RMB 50,000,000, including registered capital of RMB 31,100,000 and investment of RMB 18,900,000. The participation of each party remains the same, and the Company anticipates that its total contribution will equal RMB 45,000,000. Of this amount, to date, the Company has contributed $5,090,081, including $3,732,000 to registered capital and $1,358,081 to investment. The Memorandum provides that the Company will use commercially reasonable efforts to facilitate bank loans to enable Xinjiang Wangye Brewing Co. Ltd. and Guangdong Kecheng Trading Co. Ltd to invest in the Venture a total amount of approximately $125,000 each, the said amounts being used for the payment of their registered capital. Xinjiang Wangye Brewing Co. Ltd. and Guangdong Kecheng Trading Co. Ltd will provide their shareholder’s rights in the Venture to the Company as a guaranty for the bank loans.

Total Investment:  RMB 50,000,000.00

Investment to be contributed by the parties in total registered capital

Xinjiang Wangye Brewing Co. Ltd.:	RMB 1,555,000.00	5%

Guangdong Kecheng Trading Co. Ltd.:	RMB 1,555,000.00	5%

Tiger Ethanol International Inc.:	RMB 27,990,000.00	90%

On October 31, 2007 one RMB was equal to 0.1338USD. The RMB 1,555,000 to be contributed by each of Xinjiang Wangye Brewing Co. Ltd. and Guangdong Kecheng Trading Co. Ltd to registered capital includes the $125,000 described above.

Other Investment to be contributed by the parties

Xinjiang Wangye Brewing Co. Ltd.:	RMB 945,000.00	5%

Guangdong Kecheng Trading Co. Ltd.:	RMB 945,000.00	5%

Tiger Ethanol International Inc.:	RMB 17,010,000.00	90%

The responsibilities of the Company within the Venture will include providing the financial contribution described above, assisting with the Venture’s productive activities, assisting the Venture with technology and advanced management, handling matters relating to the selection and purchase of machinery and equipment outside China, providing assistance concerning the installation, testing and trial production using imported equipment, training technical personal, management personal and the other workers of the Venture, managing the finances of the Venture and its movements of funds, and to be responsible for such other matters as it may be entrusted by the Venture.

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

Mr. James Leung, C.E.O. of the Company, spends 75% of his time on the Hami project overseeing and supervising the Venture’s operations and maintains daily contact with the Venture’s General Manager. The Venture has hired a bilingual accountant who reports to the C.F.O. of the Company. Such hiring was accomplished under the supervision of the Company’s management.

The Company’s management (including its C.E.O. and C.F.O.) operates within the framework of an approved budget and receives weekly reports of cash disbursements that are evaluated within such budgetary framework. Expenses of the Venture in excess of $4,000 require pre-disbursement authorization by the Company’s management. On a monthly basis, the bank statements of the Venture are sent directly to the Company by the Venture’s bank and the cash disbursement records of the Venture are sent to the Company’s management in Canada.

The Venture intends to initially construct and operate a 20,000 metric ton annual capacity ethanol plant in Hami District. The Venture began constructing its ethanol plant in May of 2007. As discussed below, the Venture plans to operate this fuel ethanol production plant in Western China utilizing locally grown corn as its bio-mass supply. The development timeline of the initial Hami plant is expected to be approximately twelve to eighteen months from ground-breaking to production, with an additional eight months to achieve the full design annual production rate of 20,000 metric tons. At full capacity the plant is expected to employ a total of between 50 and 60 production and administrative workers. (The prevailing labor rates in Western China expected to be paid to the Venture’s employees are approximately $2,400 per year at current exchange rates).

To accomplish this, the Venture anticipates that it will require $7.5 million for all costs including construction, start-up, working-capital (including $2 million for purchase of three month’s corn bio-mass inventory) and associated activities. The bio-mass inventory requirement may be debt-financed with a local Chinese bank at an annual interest rate of approximately 8% per year. To accomplish this, the Venture plans to expend approximately $5,500,000 on engineering, construction and related costs for plant and equipment. It is anticipated that this will include within the scope of such $5.5 million in costs, approximately $960,000 for the ethanol plant, $845,000 for a steam plant, $990,666 for a recycling water station, storage tanks and an air pressure station, $440,266 for a worker’s dormitory and warehouse, and $344,000 for a water treatment pool, and approximately $1.9 million in the aggregate of other smaller capital expenditures. To date, the Venture has spent $4,000,000 of this $5,500,000 on engineering and construction.

The production of fuel ethanol from corn bio-mass is a well developed process used today in many parts of the world. Accordingly, the Venture does not anticipate extensive expenditure for research and development in order to contrast its manufacturing facility and achieve economic levels of operation. However, the Venture does anticipate that once economic operations have been achieved, there will be limited research and development expenditures necessary to accomplish improvements in operating efficiency. Beyond constructing and operating its initial operating plant, the Venture may invest in significant third-party research and development activities intended to broaden the raw materials suitable for bio-mass use beyond those now useable in order to reduce the impact of ethanol production on the food supply. Should the Venture choose to make such investments in third-party research and development activities, it is anticipated that between $3,000,000 and $5,000,000 may be required.

The Company intends to provide funding for construction, working capital, hiring and initial research and development, if any, through a combination of the private placement of its equity securities and limited borrowing from banks located in Western China.  In addition, the Company may raise up to $15,000,000 from (i) the proceeds of the sale of common stock registered pursuant to a registration statement which has not yet been declared effective by the U.S. Securities and Exchange Commission and (ii) proceeds derived from the exercise of warrants exercisable  for the purchase of up to 1,500,000 shares of common stock at a purchase price of $2.50 per share. There is no assurance that the Company will be able to make further private placement of its securities, obtain loans, sell any securities or that any of the holders of the warrants will exercise their warrants.

Our auditors issued an opinion in their audit report as of October 9, 2007 on the consolidated financial statements as of January 31, 2007 and for the two-month period ended January 31, 2007 and the period from September 9, 2004 (date of inception) through January 31, 2007 expressing uncertainty regarding the ability of our Company to continue as a going concern.  This means that there is substantial doubt that we can continue as an ongoing business without additional financing and/or generating profits from our operations.  We have a history of operating losses, limited funds and may continue to incur operating losses. Management's plan for the Company's continued existence includes selling additional stock through private placements and borrowing additional funds to pay overhead expenses until the Company commences production and sales. The future success of the Company is dependent upon its ability to achieve profitable operations, generate cash from operating activities and obtain additional financing. There is no assurance that the Company will be able to generate sufficient cash from operations, sell additional shares of common stock or borrow additional funds. In addition, the going concern uncertainty underlined in their opinion could make it more difficult for us to secure additional financing on terms acceptable to us, if at all, and may materially and adversely affect the terms of any financing that we may obtain. The inability of the Company to obtain additional cash could have a material adverse affect on its financial position, results of operations and its ability to continue in existence.

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

None.

Item 3: Defaults Upon Senior Securities

Not Applicable.

Item 4: Submission of Matters to a Vote of Security Holders

No matters were submitted to the vote of the Company’s security holders during the third quarter of the fiscal year covered by this Quarterly Report.

Item 5: Other Information

On August 1, 2007, the Company issued stock options to certain directors to purchase shares of the Company’s common stock at an exercise price set as of the close of business on that day. Mr. Arthur Rawl was granted options to purchase 25,000 shares of the Company’s common stock. Mr. Guy Chevrette was granted options to purchase 15,000 shares of the Company’s common stock. Dr. Naim Kosaric was granted options to purchase 10,000 shares of the Company’s common stock. These grants were approved by the Company’s Board of Directors.

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

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIGER ETHANOL INTERNATIONAL INC.
Dated: December 20, 2007	(Registrant)
	By:	James Pak Chiu Leung
Name: James Pak Chiu Leung
Title: Principal Executive Officer

Dated: December 20, 2007
	By:	/s/ Michel St-Pierre
Name: Michel St-Pierre
Title: Principal Financial Officer and Chief Accounting Officer