Form 10KSB
period 2008-01-31
Tiger Renewable Energy Ltd.
filed 2008-05-15
CIK 1307701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended: January 31, 2008

☐	Transition Report under Section 13 or 15(d) of the Exchange Act of 1934 For the transition period from _______ to _______

Commission File Number: 000-51388

TIGER RENEWABLE ENERGY LTD.
(Name of Small Business Issuer in its Charter)

Nevada	84-1665042
(State of other jurisdiction of	(IRS Employer Identification
incorporation or organization)	Number)
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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $13,391,096 at May 14, 2008.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  The Issuer had 18,382,750 shares of Common Stock, par value $.001, outstanding as of April 30, 2008.

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

Unless otherwise provided in this Report, references to the “Company,” the “Registrant,” the “Issuer,” “we,” “us,” and “our” refer to Tiger Renewable Energy Ltd.

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

On February 11, 2008 the Company changed its name to Tiger Renewable Energy Ltd. and its trading symbol changed to TGRW.OB.

Our Business

We are a development stage company. The Company entered into a joint venture named Xinjiang Yajia Distillate Company Limited (the “Venture”) to produce ethanol in the People’s Republic of China. The Company owns 90% of the Venture. Xinjiang Wangye Brewing Co. Ltd. and Guangdong Kecheng Trading Co. Ltd. each own 5% of the Venture. This ethanol will be produced from agricultural products.

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

Xinjiang is in China’s distant west but is not remote. It enjoys above average rail and road transportation networks and well-developed communication systems in China. Located on the Tibet/China border, the province has recently benefited from infrastructure development.

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

It is advantageous to the Venture to have secured permission to produce ethanol in China, as the Chinese Central government subsequently passed an edict limiting the use of corn for ethanol production by stopping the granting of additional licenses for such purpose. The Venture’s permits and licenses all pre-date the adoption of this new restrictive national policy and are therefore not limited by the terms of the new government regulations. This edict will not affect the Company’s ability to secure the licenses needed to carry out the business plan. In order to obtain fuel ethanol permits, the Company may need to use non-corn raw materials (sugar beets, cassava, sugar cane, etc.). As previously announced, the Company is exploring alternative biomass. Such evaluations of alternative biomass sources have been conducted principally for economic reasons and not regulatory concerns.

On December 29, 2006 the Venture entered into an agreement with Xinjiang Yili Agricultural Division Supply and Sales Company (the “Xinjiang Yili Company”), a government-owned Chinese business, for supplies of corn to be used in the ethanol manufacturing plant the Venture is constructing in Hami District. The terms of the agreement provide that during the initial period of five years the Xinjiang Yili Company will supply the Venture with the corn necessary for its initial production level of 20,000 to 30,000 tons of ethanol pursuant to a preferential pricing formula that results in a discount to the prevailing commodity market price. It is anticipated that the Venture will require 8-10 millions tons of corn as raw material each year. The Venture and the Xinjiang Yili Company will periodically need to sign formal purchase contracts (i.e. routine purchase orders including all terms).

In January of 2008, the Venture entered into a letter of intent with the Hami Government which provides for increased cultivation of sugar beets in the agricultural area near where the Venture is constructing its ethanol plant. Depending on the successful implantation of this new policy by the local government, the Venture may, over time, switch its primary raw material from corn to sugar beets, as sugar beets become more available, or may use a mixture of both as raw materials.

The ethanol manufacturing plant designs and plans were prepared to comply with existing Chinese provincial health, sanitation, safety, environmental and fire regulations. Once these designs and plans were completed, they were submitted to the appropriate government authority for approval before starting construction. Throughout construction, the plant’s progress has been overseen by a governmental monitoring agency, which is monitoring the quality of the construction and ensuring design and plan compliance.

Once the construction is completed, production tests will be performed by the appropriate Chinese government authority to ensure compliance with existing Chinese provincial health, sanitation, safety, environmental and fire regulations. At the date of this filing the only remaining licence and/or permit required by the Company to commence production is an ethanol production license. Such license will be granted upon completion of the production plant safety inspection and similar regulatory inspections, none of which involve the selection of biomass to be used by the Company. Following this review, the ethanol manufacturing production licence may be given to the Company. The costs associated with ascertaining this licence are estimated to be US $10,000.

The Company must produce 50,000 tons of ethanol before it can apply for the fuel ethanol permit. To obtain the permit, the Company must submit a proposal detailing the fuel ethanol project to the local authorities. Then the Company will prepare a feasibility study and project designs which comply with existing Chinese provincial health, sanitation, safety, environmental and fire regulations. These documents will be presented to the appropriate government authority for approval. Once approved, the Company may obtain a business licence for fuel ethanol. This licence will allow the Company to start construction. Once the construction is completed, production tests will be performed by the appropriate Chinese government authority to ensure compliance with existing Chinese provincial health, sanitation, safety, environmental and fire regulations. Following this review, the ethanol manufacturing production permit for fuel ethanol may be given to the Company. The costs associated with the fuel ethanol permit process are estimated at US $100,000.

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

Hami District Development Schedule

The Venture intends to initially construct and operate a 20,000 metric ton annual capacity ethanol plant in Hami District. To commence the production of ethanol, the Venture anticipates that it will require $9.5 million for all costs including construction, plant ramp-up, associated initial production costs and working capital. The Venture plans to expend approximately $6,500,000 on engineering, construction and related costs for plant and equipment. It is anticipated that these expenditures will include approximately $1,250,000 for the ethanol plant, $1,000,000 for a steam plant, $1,250,000 for a recycling water station, storage tanks and an air pressure station, $500,000 for a workers’ dormitory and warehouse, $400,000 for a water treatment pool and $2,100,000 for other expenses. To date, the Venture has spent $4,300,000 of the $6,500,000 in planned expenditures on engineering and construction. We anticipate that we will need to raise an additional $5,200,000 to complete the ethanol manufacturing plant and commence production.

Off-the-shelf technology and turn-key plant construction projects are readily available from various companies which have engaged in ethanol plant construction throughout the world, including Praj Ltd. of India and Dedini, SA of Brazil, should the Venture choose not to use technology now available to it in China.

The development timeline of the initial Hami plant is expected to be approximately twelve to eighteen months from ground-breaking to production, with an additional eight months to achieve the full design annual production rate of 20,000 metric tons. The Company will require approximately fifty (50) employees prior to commencing production. At full capacity the plant is expected to employ a total of between eighty (80) and one hundred and twenty (120) production and administrative workers. At the present time, the Company has ten (10) employees in China. When operating at the 20,000 metric ton level the plant is expected to earn annualized revenues of approximately $12 million and expend approximately $8 to $11 million in net bio-mass costs and operating expenses, including approximately $1 million in annual compliance costs, resulting in a pre-tax profit of approximately $1 to $2 million. In accordance with the “Note of Preferential Policy about Hami District Attracts Investments”, during the first five years of production, the plant and its operations will be exempted from income taxes (currently 33%) and real estate taxes if the Company’s sales` from the production operation date reach 10,000,000 RMB ($1,333,333). During production years six through eight the exemption from income taxes will be two-thirds of the 33% rate and two-thirds of the assessed real estate taxes. After year nine the Venture is expected to pay full income and real estate taxes.

On March 16, 2007 the Chinese Government adopted the first major revision to its tax laws since the early 1980s. The Company has been informed that among the matters dealt with in the 2007 Revision are 1. the standardization of tax rates and tax incentives across all autonomous regions; 2. establishment of the principle that domestic Chinese and foreign owned entities would receive equal tax treatment and 3. providing for an orderly transition period for implementation of the new law. On December 14, 2007 final regulations were published, however, such regulations did not contain information on the grandfathering on transitional tax preferences which is anticipated to be dealt with in a separate tax circular to be issued in the near future. Until the publication of the separate tax circular referred to above, it is not possible for the Company to determine whether the tax incentives granted to its joint venture will commence in the first year in which profits are earned or on January 1, 2008, whether or not the joint venture is earning profits at that time.

As of the date hereof, the Company has ten (10) employees in China, and three (3) officers, James Leung, Michel St-Pierre and Claude Pellerin. The Company does not have employment agreements with these officers or other employees.

The plant will initially be producing ethanol for non-fuel uses. The Company must produce 50,000 tons of ethanol before it can apply for the fuel ethanol permit. Upon receipt of the permit, the Company may receive subsides from the Chinese government.

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

The Hami Government’s agreement with the Venture to encourage sugar beet production in the agricultural areas near where the Venture is constructing its ethanol plant has the potential to reduce the Venture’s dependence on corn as a raw material. Depending on the successful implantation of this new policy, the Venture may, over time, switch its primary raw material from corn to sugar beets, or may use a mixture of both as raw materials.

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

Continuing Environmental Compliance

The Venture will have continuing obligations to comply with environmental laws and regulations. While it is difficult to accurately determine the costs of such compliance, the Venture expects to spend amounts equal to four to five percent of annual revenues in complying with such laws and regulations. These amounts may change over time to reflect new regulations and technologies.

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

The Company’s Competitive Position

Competition in the ethanol industry is intense. In the market for the production of ethanol, there are many competitors, some of which are significantly larger, have access to much more important resources or capital than us, or have established reputations among potential customers. We will face formidable competition in every aspect of our business, and particularly from companies that are seeking to develop large-scale ethanol plants. We will face competitive challenges from larger facilities and organizations that produce a wider range and larger quantity of products than we can, and from other plants similar to our proposed ethanol plant. Our ethanol plant will be in direct competition with other ethanol producers, many of which have more experience and greater resources than we do. Some of these producers are, among other things, capable of producing a significantly greater amount of ethanol and will compete with us for raw materials and product markets. Nationally, the ethanol industry may become more competitive given the substantial amount of construction and expansion that is occurring in the industry. We may also compete with ethanol that is produced or processed in certain countries outside of China.

In general, ethanol is a commodity and we will need to compete on price. Two competitive advantages that we believe the Company will benefit from are due to location of our production facility. First there are no other ethanol production facilities in the Hami District of Xinjiang Province at the current time. Second, corn and sugar beets, raw materials which may be used in the production of ethanol, are generally slightly cheaper in the Hami District, Xinjiang Province than in other regions of China.

Some of the entities producing substantial amounts of ethanol in China include China Resources Alco, Jilin Fuel Ethanol Co., Ltd, Anhui BBCA Biochemical Co., Ltd and Henan Tianguan Fuelethanol Co., Ltd.

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

If the Hami Government’s current policy of encouraging sugar beet production is successful, the Company may also consider constructing a sugar refinery adjoined to the ethanol plant, and producing refined sugar from the sugar beets.

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

TIGER RENEWABLE ENERGY LTD.
6600 Trans-Canada, Suite 519
Pointe-Claire, Quebec H9R 4S2 Canada
Telephone: 514-771-3795
Attention: Mr. James Pak Chiu Leung
Chief Executive Officer, President and Director

ITEM 2:	DESCRIPTION OF PROPERTY

The Company does not own any real estate. The Company does not plan on investing in real estate in the near future. The Company is currently renting office space in Quebec, Canada for $569 per month. The Company believes that its current office facilities will be sufficient for the foreseeable future.

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

On January 18, 2008, a special meeting of the Company’s shareholders was held. A vote was held to approve amending the Company’s Certificate of Incorporation to change the Company’s name from “Tiger Ethanol International Inc.” to “Tiger Renewable Energy Ltd.” Shareholders of the Company holding 9,895,000 shares voted for this amendment, and none voted against it.

PART II

ITEM 5:	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information.

The Company's common equity is traded on the over-the-counter bulletin board under the symbol TGRW.OB. The only trading data we have available to us prior to October 24, 2006 indicates that shares of the Company's stock were traded for $.20 a share on July 20, 2005. The aforementioned price of the common shares is an inter-dealer price, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Prior to November 24, 2006 our common stock traded on the over-the-counter bulletin board under the symbol AMSV. Our stock is also traded in Germany on (i) the Frankfurt Stock Exchange (under the symbol XES.F); (ii) the Stuttgart Stock Exchange (under the symbol XES.SG); (iii) the Berlin Stock Exchange (under the symbol XES.BE); and (iv) Xetra (under the symbol XES.DE).

The following table sets forth for the periods indicated the high and low close prices for the Common Shares in U.S. Dollars. These quotations reflect only inter dealer prices, without retail mark up, mark down or commissions and may not represent actual transactions.

	Common Stock
Quarter ended	High	Low
November 30, 2006 (1)	2.80	1.15
January 31, 2007(two months)	4.50	1.99
April 30, 2007	3.98	2.00
July 31, 2007	3.80	2.25
October 31, 2007	3.10	2.35
January 31, 2008	2.75	1.40
April 30, 2008	2.49	0.84

(1) The only trading data available to us for periods prior to October 24, 2006 indicates that shares of the Company’s stock traded for $.20 a share on July 20, 2005; the quotations set forth in the table represent the period from October 24, 2006- April 30, 2008.

(b) Holders.

As of April 30, 2008, the Company had 19 shareholders of record.

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

(d) Securities authorized for issuance under equity compensation plans (as of January 31, 2008).

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	n/a	n/a	n/a

Equity compensation plans not approved by security holders	2,000,000	0.96	1,502,500

Total	2,000,000	0.96	1,502,500

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

Overview

The Company was incorporated in the State of Nevada on September 9, 2004 as Arch Management Services Inc. A change of control of the Company occurred on June 5, 2006 and the Company changed its name from “Arch Management Services Inc.” to “Tiger Ethanol International Inc.” The Company’s trading symbol on the over-the-counter bulletin board is TGRW.OB.

On February 11, 2008 the Company changed its name to Tiger Renewable Energy Ltd.

Development Stage Expenditures

Development stage expenditures during the fiscal year ended January 31, 2008 were $954,774, which consisted primarily of $256,083 in professional fees, $354,612 in salaries, $74,040 in travel expenditures. For the two-month fiscal year ended January 31, 2007 the development stage expenditures were $295,772, substantially all of which were professional fees. For the fiscal year ended November 30, 2006, the development stage expenditures were $511,635, substantially all of which were professional fees. Development stage expenditures for the two-month period ended January 31, 2006 were insignificant.

Financial Condition, Liquidity and Capital Resources

The Company's principal capital resources have been acquired through the sale of shares of its common stock.

At January 31, 2008, we had negative working capital of $300,679 compared to working capital of $1,050,180 at January 31, 2007. This change is primarily the result of construction disbursements in China

At January 31, 2008, the Company had total assets of $5,523,062 consisting mainly of cash, deposit on machinery and construction in progress which compares with the Company's total assets at January 31, 2007, of $1,092,803 consisting mainly of cash. This decrease in cash is primarily the result of construction disbursements in China.

At January 31, 2008, the Company's total liabilities were $785,113. Our total liabilities at January 31, 2007, were $77,118. The amount of $446,100 represents accounts payable and accrued professional fees, $250,000 represents loan received from related party. The minority interest of $89,013 represents the participation in the capital of the Company by the two partners in the joint venture.

Subsequent Events

On March 17, 2008, a Registration Statement on Form S-1 filed by the Company was declared effective by the U.S. Securities and Exchange Commission. This Registration Statement, as subsequently amended, and currently effective, relates to the sale of a total of 12,372,000 shares of our common stock. Up to 6,372,000 shares may be sold by the Company at a fixed price of $2.25 per share, up to 4,500,000 shares may sold by the selling stockholders and up to 1,500,000 shares may be sold upon exercise of certain Series A Warrants by certain selling stockholders (the “Selling Stockholders”). The Company will receive all of the proceeds from the sale of our shares at $2.25 per share. We will receive none of the proceeds from the sale of the shares by the Selling Stockholders. We will, however, receive payment in the event that the Series A Warrants are exercised. One Series A Warrant and $2.50 will entitle the holder of such warrant to acquire one share of the Company's common stock. The Series A Warrants are exercisable up to two years after their issuance.

Plan of Operations

The Company’s Cash Requirements

The Company entered into a joint venture named Xinjiang Yajia Distillate Company Limited (the "Venture") to produce ethanol in the People's Republic of China. The Venture’s business licence was issued on November 23, 2006. The Venture will be located in Guangdong Industrial zone, Hami Shi, Xinjiang Province, People’s Republic of China.  The Company owns 90% of the Venture.  Xinjiang Wangye Brewing Co. Ltd. and Guangdong Kecheng Trading Co. Ltd. each own 5% of the Venture.  All the activities of the Venture will be carried on in accordance with the laws, decrees, rules and regulations of the Peoples’ Republic of China. The Venture will take the form of a limited liability company. The Venture will have a term of ten years commencing November 23, 2006 (the date on which the business licence of the Venture was issued). At the end of this ten year term, upon the unanimous vote of the Venture’s Board, the Venture may apply for an extension. Should such a vote not be made, the Venture will be liquidated. At the liquidation of the Venture, the properties of the Venture will be distributed in proportion to the respective investment of each party.

Each party to the Venture will be liable for the Venture’s debts only to the extent of its registered capital. The profits of the Venture will be shared by the parties in proportion to their respective contributions to the total registered capital of the Venture, which as of the date of this prospectus were as follows:

Initially, the total investment in the Venture was set at RMB 14,000,000.00 out of which RMB 10,000,000.00 was registered capital. Registered capital constitutes a form of shareholder equity required to form the Venture, and which investors, like the Company, will be unable to withdraw under ordinary circumstances during the lifetime of the Venture. This amount was divided between the three parties as follows:

Xinjiang Wangye Brewing Co. Ltd.:	RMB	500,000.00	5%
Guangdong Kecheng Trading Co. Ltd:	RMB	500,000.00	5%
Tiger Ethanol International Inc.:	RMB	9,000,000.00	90%

On November 25, 2006 and June 6, 2007, the three parties executed Memorandums which collectively provide for the increase of the total investment in the Venture to RMB 50,000,000, including registered capital of RMB 31,100,000 and investment of RMB 18,900,000. The participation of each party remains the same, and the Company anticipates that its total contribution will equal RMB 45,000,000. Of this amount, to date, the Company has contributed $5,290,081 (RMB 39,675,608), including $3,732,000 (RMB 27,990,000) to registered capital and $1,558,081 (RMB 11,685,608) to investment. The two partners have each contributed $64,888 (RMB 486,660). The Memorandum provides that the Company will use commercially reasonable efforts to facilitate bank loans to enable Xinjiang Wangye Brewing Co. Ltd. and Guangdong Kecheng Trading Co. Ltd to invest in the Venture a total amount of approximately $125,000 each, the said amounts being used for the payment of their registered capital. Xinjiang Wangye Brewing Co. Ltd. and Guangdong Kecheng Trading Co. Ltd will provide their shareholder’s rights in the Venture to the Company as a guaranty for the bank loans.

Total Investment:  RMB 50,000,000.00

Investment contributed by the parties in total registered capital

Xinjiang Wangye Brewing Co. Ltd.:	RMB	1,555,000.00	5%
Guangdong Kecheng Trading Co. Ltd:	RMB	1,555,000.00	5%
Tiger Ethanol International Inc.:	RMB	27,990,000.00	90%

On November 25, 2006 one RMB was equal to 0.1247USD. The RMB 1,555,000 to be contributed by each of Xinjiang Wangye Brewing Co. Ltd. and Guangdong Kecheng Trading Co. Ltd to registered capital includes the $125,000 described above.

Other Investment to be contributed by the parties

Xinjiang Wangye Brewing Co. Ltd.:	RMB	945,000.00	5%
Guangdong Kecheng Trading Co. Ltd:	RMB	945,000.00	5%
Tiger Ethanol International Inc.:	RMB	17,010,000.00	90%

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

The Venture intends to initially construct and operate a 20,000 metric ton annual capacity ethanol plant in Hami District. The Venture began constructing its ethanol plant in May of 2007. As discussed below, the Venture plans to operate this fuel ethanol production plant in Western China. The Venture plans to initially utilize locally grown corn as its bio-mass supply; however the Venture may switch to the use of sugar beets over a period of several years. The development timeline of the initial Hami plant is expected to be approximately twelve to eighteen months from ground-breaking to production, with an additional eight months to achieve the full design annual production rate of 20,000 metric tons. The Company will require approximately fifty (50) employees prior to commencing production. At full capacity the plant is expected to employ a total of between eighty (80) and one hundred and twenty (120) production and administrative workers. (The prevailing labor rates in Western China expected to be paid to the Venture’s employees are approximately $2,400 per year at current exchange rates). At the present time, the Company has ten (10) employees in China.

To commence the production of ethanol, the Venture anticipates that it will require $9.5 million for all costs including construction, plant ramp-up, associated initial production costs and working capital. The Venture plans to expend approximately $6,500,000 on engineering, construction and related costs for plant and equipment. It is anticipated that these expenditures will include approximately $1,250,000 for the ethanol plant, $1,000,000 for a steam plant, $1,250,000 for a recycling water station, storage tanks and an air pressure station, $500,000 for a workers’ dormitory and warehouse, $400,000 for a water treatment pool and $2,100,000 for other expenses. To date, the Venture has spent $5,000,000 of the $6,500,000 in planned expenditures on engineering and construction. We anticipate that we will need to raise an additional $5,200,000 to complete the ethanol manufacturing plant and commence production.

The production of fuel ethanol from corn bio-mass is a well developed process used today in many parts of the world. In addition, depending on the success of local farmers in the cultivation of sugar beets, the Venture may switch from corn to sugar beets over the first two to three years of operations, which the Venture is confident could also be utilized in ethanol production. Accordingly, the Venture does not anticipate extensive expenditure for research and development in order to contrast its manufacturing facility and achieve economic levels of operation. However, the Venture does anticipate that once economic operations have been achieved, there will be limited research and development expenditures necessary to accomplish improvements in operating efficiency. Beyond constructing and operating its initial operating plant, the Venture may invest in significant third-party research and development activities intended to broaden the raw materials suitable for bio-mass use beyond those now useable in order to reduce the impact of ethanol production on the food supply. Should the Venture choose to make such investments in third-party research and development activities, it is anticipated that between $3,000,000 and $5,000,000 may be required.

The Company intends to provide funding for construction, working capital, hiring and initial research and development, if any, through a combination of the private placement of its equity securities, the public sales of its equity securities and limited borrowing from banks located in Western China.

Our auditors issued an opinion in their audit report as of January 31, 2008 expressing uncertainty regarding the ability of our Company to continue as a going concern.  This means that there is substantial doubt that we can continue as an ongoing business without additional financing and/or generating profits from our operations.  We have a history of operating losses, limited funds and may continue to incur operating losses. Management's plan for the Company's continued existence includes selling additional stock through private placements and borrowing additional funds to pay overhead expenses while maintaining marketing efforts to raise the Company’s sales volume. The future success of the Company is dependent upon its ability to achieve profitable operations, generate cash from operating activities and obtain additional financing. There is no assurance that the Company will be able to generate sufficient cash from operations, sell additional shares of common stock or borrow additional funds. In addition, the going concern uncertainty underlined in their opinion could make it more difficult for us to secure additional financing on terms acceptable to us, if at all, and may materially and adversely affect the terms of any financing that we may obtain. The inability of the Company to obtain additional cash could have a material adverse affect on its financial position, results of operations and its ability to continue in existence.

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7:	FINANCIAL STATEMENTS

The report of independent registered public accounting firm will be filed by amendment.

 TIGER RENEWABLE ENERGY LTD. AND SUBSIDIARY
(Formerly Known As Tiger Ethanol International Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
January 31, 2008

ASSETS
Current assets:
Cash	$334,730
Sales taxes receivable	60,691

395,421

Property and equipment, at cost, Less accumulated depreciation (Note 4)	5,127,641

TOTAL ASSETS	$5,523,062

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$446,100
Note payable (Note 5)	250,000

TOTAL CURRENT LIABILITIES	696,100

Minority interest in Joint Venture (Note 6)	89,013

785,113
Commitments (Note 10)

STOCKHOLDERS' EQUITY

Common stock, $.001 par value, 100,000,000 shares authorized, 18,382,750 shares issued and outstanding	18,383
Additional paid-in capital	6,550,074
Deficit accumulated during development stage	(1,830,508)

Total Stockholders' Equity	4,737,949

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,523,062

The accompanying notes are an integral part of the consolidated financial statements.

TIGER RENEWABLE ENRGY LTD. AND SUBSIDIARY
(Formerly Known As Tiger Ethanol International Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the fiscal year ended January 31, 2008, the transition period from December 1, 2006 to January 31, 2007, fiscal year ended November 30, 2006 and the period from September 9, 2004 (Inception) through January 31, 2008

				Inception
	January	January	November	through
	31	31	30	January 31,
	2008	2007	2006	2008
	(12 months)	(2 months)	(12 months)

General & administrative expenses	$1,026,285	$318,948	$510,598	$1,923,821
Interest (revenue) expense	(36,553)	62	1,037	(35,117)
Foreign exchange gain	(16,399)	(1,033)	-	(17,432)
	973,333	317,977	511,635	1,871,272

Minority interest in joint venture	(18,559)	(22,205)	-	(40,764)

NET LOSS	$954,774	$295,772	$511,635	$1,830,508

Basic and diluted loss per common share	$0.05	$0.02	$0.03	N/A

Weighted average common shares outstanding	17,728,750	15,891,917	19,899,313	N/A

The accompanying notes are an integral part of the consolidated financial statements.

TIGER RENEWABLE ENRGY LTD. AND SUBSIDIARY
(Formerly Known As Tiger Ethanol International Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
From September 9, 2004 (Inception) through January 31, 2008

				Deficit
				Accumulated
			Paid	During the
		Common Stock	In	Development
	Shares	Amount	Capital	Stage	Total

Shares issued to founders for cash	28,000,000	$28,000	$(27,600)	$-	$400
Contribution to capital by founders	-	-	7,650	-	7,650
Net loss	-	-	-	(9,508)	(9,508)
Balances at November 30, 2004	28,000,000	$28,000	$(19,950)	$(9,508)	$(1,458)

Shares issued for cash	7,162,750	7,163	95,185	-	102,348

Offering Costs	-	-	(20,000)	-	(20,000)

Contribution to capital by founders	-	-	34,200	-	34,200

Net loss	-	-	-	(58,819)	(58,819)
Balances at November 30, 2005	35,162,750	$35,163	$89,435	$(68,327)	$56,271

Voluntary surrender common shares	(25,000,000)	(25,000)	25,000	-	0

Compensation relating to the joint venture	5,000,000	5,000	138,000	-	143,000
Shares and warrants issued for cash	500,000	500	999,500	-	1,000,000
Contribution to capital by founders	-	-	17,533	-	17,533
Stock-based compensation	-	-	74,766	-	74,766

Net loss	-	-	-	(511,635)	(511,635)

Balances at November 30, 2006	15,662,750	$15,663	$1,344,234	$(579,962)	$779,935
Shares and warrants issued for stock payable	250,000	250	499,750	-	500,000

Stock-based compensation	-	-	31,522	-	31,522

Net loss	-	-	-	(295,772)	(295,772)

Balances at January 31, 2007	15,912,750	$15,913	$1,875,506	$(875,734)	$1,015,685

Shares and warrants issued for cash	2,250,000	2,250	4,497,750	-	4,500,000
Shares issued pursuant to
exercise of stock options	220,000	220	10,780		11,000
Stock-based compensation	-	-	166,038	-	166,038

Net loss	-	-	-	(954,774)	(954,774)

Balances at January 31, 2008	18,382,750	$18,383	$6,550,074	$(1,830,508)	$4,737,949

The accompanying notes are an integral part of the consolidated financial statements.

TIGER RENEWABLE ENERGY LTD. AND SUBSIDIARY
(Formerly Known As Tiger Ethanol International Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the fiscal year ended January 31, 2008, the transition period from December 1, 2006 to January 31, 2007, fiscal year ended November 30, 2006 and the period from September 9, 2004 (Inception) through January 31,
2008

				Inception
	January	January	November	through
	31	31	30	January 31
	2008	2007	2006	2008
	(12 months)	(2 months)	(12 months)

Cash flows from operating activities:
Net loss	$(954,774)	$(295,772)	$(511,635)	$(1,830,508)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed rent and salary expense	-	-	17,533	59,383
Stock-based compensation expense	166,038	31,522	74,766	272,326
Depreciation	3,626			3,626
Non-cash stock compensation relating to the joint venture	-	-	143,000	143,000
Minority interest in joint venture	(18,559)	(22,205)		(40,764)
Changes in: Sundry current assets	(31,668)	(9,518)	(19,505)	(60,691)
Accounts payable and accrued liabilities	99,363	(14,243)	56,529	141,986
Net cash used in operating activities	(735,974)	(310,216)	(239,312)	(1,311,642)

Cash flows from investing activities:
Property and equipment	(4,827,153)	-		(4,827,153)
Net cash used in investing activities	(4,827,153)	-		(4,827,153)

Cash flows from financing activities:
Investment by minority interest	73,077	56,700		129,077
Stock payable: stock	-	-	396,000	396,000
warrants	-	-	104,000	104,000
Proceeds from sale of:
common stock	3,022,000	-	791,000	3,895,748
warrants	1,478,000	-	209,000	1,687,000
Proceeds pursuant to exercise of stock options	11,000	-	-	11,000
Proceeds from note payable	250,000	-	87,093	341,286
Loan repayments	-	-	(91,286)	(91,286)

Net cash provided by financing activities	4,834,077	56,700	1,495,807	6,473,525

Net change in cash	(729,050)	(253,516)	1,256,495	334,730

Cash at beginning of period	1,063,780	1,317,296	60,801	-

Cash at end of period	$334,730	$1,063,780	$1,317,296	$334,730
Supplemental Information:
Interest paid	$-	$62	$1,037	$1,436

The accompanying notes are an integral part of the consolidated financial statements.

TIGER RENEWABLE ENERGY LTD. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS, ORGANIZATION AND CHANGE IN FISCAL YEAR-END

The Company was incorporated in the State of Nevada on September 9, 2004 as Arch Management Services Inc. Initially, the intention of the Company’s officers and directors was to establish a management and consulting business providing services to individuals working in the acting and entertainment industry. The founders of the Company subsequently decided that the Company should pursue other opportunities, and a change of control (the “Change of Control”) of the Company occurred on June 5, 2006. Note 11 further discuss the Change in Control.

In connection with the Change of Control, the Company changed its name from “Arch Management Services Inc.” to “Tiger Ethanol International Inc.” on November 24, 2006. On February 11, 2008 the Company changed its name to Tiger Renewable Energy Ltd.

The Company currently has no operations and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises,” is considered a Development Stage Enterprise. The Company is now constructing a plant in the People’s Republic of China to produce ethanol. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

The Company changed its fiscal year-end from November 30 to January 31 on July 12, 2007.

The unaudited comparative financial information for the two-month period ended January 31, 2006 is:

General & administrative expenses	$8,843
Interest expense	64

NET LOSS	$8,907

Basic and diluted loss per common share	$0

Weighted average common shares outstanding	32,246,049

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

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its majority owned subsidiary Xinjiang Yajia Distillate Company Limited (see Note 6) after the elimination of inter-company accounts and transactions. The fiscal year-end of Xinjiang Yajia Distillate Company Limited is December 31 and its results are consolidated on a one month lag basis, which reflects the results of Xinjiang Yajia Distillate Company Limited operations in accordance with its regulatory, tax and operating cycles. Accordingly, references to “January 31” mean the financial position of Xinjiang Yajia Distillate Company Limited as at December 31 and references to the “year ended January 31” mean the results of Xinjiang Yajia Distillate Company Limited for the year ended December 31. Events subsequent to December 31 may provide additional information relating to items included in the financial statements of Xinjiang Yajia Distillate Company Limited and may reveal conditions existing at the financial statement date that affect the estimates involved in the preparation of the financial statements. All such information that becomes available prior to completion of the Company’s consolidated financial statements would be used in evaluating the estimates made and the financial statements would be adjusted where necessary.

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

Earnings (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) applicable to common shares by the weighted average number of common shares outstanding during the year. Diluted net income (loss) per share is computed using the treasury stock method giving effect to the exercise of dilutive stock options and warrants. The treasury stock method assumes that any proceeds that would be obtained upon the exercise of stock options and warrants would be used to repurchase common shares at the average trading price during the year. A total of 277,500 stock options and 1,500,000 warrants (483,750 stock options and 375,000 warrants for the two-month period ended January 31, 2007) and 517,500 stock options and 250,000 warrants for the year ended November 30, 2006, were excluded from the computation of diluted earnings per share for the year ended January 31, 2008 since they were anti-dilutive.

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

4. PROPERTY AND EQUIPMENT

Machinery, construction in progress and automobile are stated at cost, net of accumulated depreciation. Depreciation of the automobile is computed using the straight-line method over 5 years. The machinery and the construction in progress will begin to be depreciated once the construction of the plant is completed.

January 31,
2008

Deposit on machinery	$3,075,620
Construction in progress	2,037,517
Automobile	18,130

$5,131,267
Less: accumulated depreciation	$(3,626)

Balance January 31, 2008	$5,127,641

5. NOTE PAYABLE

On January 31, 2008, the Company had received a loan from DT Crystal Limited, in the amount of $250,000. This loan bears interest at 10% and is payable on demand.

6. JOINT VENTURE

On November 23, 2006 the Company invested in a joint venture named Xinjiang Yajia Distillate Company Limited (the “Venture”) to produce ethanol in the People’s Republic of China. The Company owns 90% of the Venture. Xinjiang Wangye Brewing Co. Ltd. and Guangdong Kecheng Trading Co. Ltd. each own 5% of the Venture. This ethanol will be produced from agricultural products. As at January 31, 2008, the Company has contributed $5,290,081 (RMB 39,675,608), including $3,732,000 (RMB 27,990,000) to registered capital and $1,558,081 (RMB 11,685,608) to investment. The two partners have each contributed $64,888 (RMB 486,660) and have to contribute RMB 2,623,340 to complete their contribution to registered capital of the joint venture.

7. INCOME TAXES

Income taxes are not due since the Company has incurred a loss since inception. The Company has deductible net operating losses of approximately $1,320,000 at January 31, 2008. These losses expire between 2024 and 2025.

Components of deferred income tax assets at January 31, 2008 are as follows:

January 31, 2008

Net operating losses	$558,623
Valuation allowance	(558,623)
Net deferred income tax asset	$0

The Company has recorded a full valuation allowance against its deferred income tax asset since it believes it is more likely then not that such deferred income tax asset will not be realized.

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

		Transition period
	Fiscal year	from December
	ended January	1, 2006 to	Fiscal year ended
	January 31	January 31	November 30,
	2008	2007	2006	Since Inception
	(12 months)	(2 months)	(12 months)
Tax at statutory rate (34%)	$323,514	$100,562	$173,956	$621,263
Non-deductible expenses	(62,640)			(62,640)
Increase in valuation allowance	(260,874)	(100,562)	(173,956)	(558,623)
Income tax expense	$0	$0	$0	$0

8. STOCKHOLDERS’ EQUITY

COMMON STOCK

The company is authorized to issue 100,000,000 shares of Common Stock (par value $0.001) of which 18,382,750 were issued and outstanding as of January 31, 2008.

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

On September 1, 2006, the Company and Gallant Energy International Inc. (“Gallant”) entered into a Purchase Agreement pursuant to which Gallant sold the Company its interest in a joint venture it formed with certain Chinese entities to develop facilities for the production of ethanol fuel in the People’s Republic of China, in exchange for the issuance of 5,000,000 shares of the Company’s common stock for a value of $143,000 which was recorded as non-cash compensation expense).

The Company’s shares of restricted common stock are securities which have not been registered under the United States Securities act of 1933, as amended (the “Securities Act”), or any state securities laws, and may not be offered or sold except as follows: (A) in an offshore transaction complying with rule 903 or rule 904 of regulations S promulgated under the Securities Act ; (B) pursuant to the exemption from registration provided by Rule 144 promulgated under the Securities Act (if available) or another then available exemption under the Securities Act and state securities laws , (C) in a transaction that does not require registration under the Securities Act or any applicable state laws, or (D) pursuant to a registration statement which has been declared effective by the Securities and Exchange Commission ( and which continues to be effective at the time of transfer of such securities).

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

On March 8, 2007, Emper Overseas S.A paid five hundred thousand dollars ($500,000) to purchase from the Company (i) 250,000 shares of the Company's common stock; and (ii) Series A Warrants to purchase up to an additional 125,000 shares of the Company's common stock at an exercise price initially set at $2.50 per share. The relative fair value of the common stock is $360,000 and the relative fair value of the warrants is $140,000. The shares were formally issued on March 30, 2007.

On March 8, 2007, Aton Select Fund Limited paid five hundred thousand dollars ($500,000) to purchase from the Company (i) 250,000 shares of the Company's common stock; and (ii) Series A Warrants to purchase up to an additional 125,000 shares of the Company's common stock at an exercise price initially set at $2.50 per share. The relative fair value of the common stock is $360,000 and the relative fair value of the warrants is $140,000. The shares were formally issued on March 30, 2007.

On March 10, 2007, Simeon Securities S.A. paid five hundred thousand dollars ($500,000) to purchase from the Company (i) 250,000 shares of the Company's common stock; and (ii) Series A Warrants to purchase up to an additional 125,000 shares of the Company's common stock at an exercise price initially set at $2.50 per share. The relative fair value of the common stock is $141,000 and the relative fair value of the warrants is $359,000. The shares were formally issued on April 20, 2007.

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

On March 16, 2007, Capinvest LLC paid one million and five thousand dollars ($1,500,000) to purchase from the Company (i) 750,000 shares of the Company's common stock; and (ii) Series A Warrants to purchase up to an additional 375,000 shares of the Company's common stock at an exercise price initially set at $2.50 per share. The relative fair value of the common stock is $1,079,000 and the relative fair value of the warrants is $421,000. The shares were formally issued on March 30, 2007.

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

On July 27, 2007, Adagio Marine Ltd paid one million and five thousand dollars ($1,500,000) to purchase from the Company (i) 750,000 shares of the Company's common stock; and (ii) Series A Warrants to purchase up to an additional 375,000 shares of the Company's common stock at an exercise price initially set at $2.50 per share. The relative fair value of the common stock is $1,082,000 and the relative fair value of the warrants is $418,000. The shares were formally issued on July 27, 2007.

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

During the year ended January 31, 2008, the Company issued 50,000 stock options to directors of the Company with an average exercise price of $2.88 per share. These options vested on August 1, 2007 and expire on August 1, 2012. The options had a fair value of $134,516 at the date of grant. The Company valued these options using the Black-Scholes option-pricing valuation model. The model uses market sourced inputs such as interest rates, stock prices, and option volatilities, the selection of which requires Company management’s judgment, and which may impact the value of the options. The assumptions used in the Black-Scholes valuation model were: a risk-free interest rate of 4.7%; the stock price at date of issuance; the exercise price of the options on estimated life of 5 years; volatility of 161%. For the year ended January 31, 2008, the Company recorded compensation expense of $166,038.

During the year ended November 30, 2006, the Company issued 517,500 stock options to officers and directors of the Company, of which (i) 57,500 such options are exercisable for a purchase price of $2.00 per share and expire on October 5, 2011; (ii) 390,000 such options are exercisable for purchase price of $.05 per share and expire on October 6, 2011, with an average exercise price of $0.30 per share; and (iii) 70,000 such options were cancelled following the resignation of one of the directors in January 2007 . Of the stock options issued, 450,000 vested on October 5, 2006, 33,750 vested on November 1, 2006 and the balance will vested on November 1, 2007. These options expire on October 5, 2011 (450,000) and November 6, 2011 (67,500). The options had a fair value of $137,810 at the date of grant.   The Company valued these options using the Black-Scholes option -pricing valuation model. The model uses market sourced inputs such as interest rates, stock prices, and option volatilities, the selection of which requires Company management’s judgment, and which may impact the value of the options. The assumptions used in the Black-Scholes valuation model were: a risk-free interest rate of 4.6% and 4.7%; the current stock price at date of issuance of $0.03 and $2.00 per share; the exercise price of the options of $0.05 and $2.00 per share; the term of 5 years; volatility of 157% and 160%. For the two-month period ended January 31, 2007, the Company recorded compensation expense of $31,522 ($74,766 for the year ended November 30, 2006).

A summary of option activity is presented below:

Options	Number of options	Year ended January 31, 2008 Weighted- Average exercise price	Weighted- Average exercise price	Two-month Period ended January 31, 2007 Number Of options	Weighted- Average exercise price	Year ended November 30, 2006 Number of options
Balance beginning of period	447,500	0.30	0,30	517,500
Granted	50,000	2.88		-	0.30
Exercised	220,000	0.05		-		517,500
Cancelled	-	-		70,000
Balance end of period	277,500	$0.96	$0.30	447,500	$0.30	517,500
				-
Options exercisable at the end of the period	277,500	$0.96	$0.30	418,750	$0.30	483,750

The aggregate intrinsic value of the options outstanding and the options exercisable at the end of the period is $280,500.

The following table summarizes information about options outstanding and exercisable at January 31, 2008:

		Weighted
	Options	average	Options
	outstanding	contractual life	exercisable
	Number	( in years )	Number
Exercise price
$0.05	170,000	3.75	170,000
$2.00	57,500	3.83	57,500
$2.88	50,000	4.75	50,000
	277,500		277,500

The weighted-average grant-date fair value of options granted during the period ended January 31, 2008 was $2.69 per share.

As of January 31, 2008, there was no unrecognized compensation cost related to non-vested stock options. During the year ended January 31, 2008 the Company issued, a total of two hundred and twenty thousand (220,000) shares of common stock following the reception of duly filled notices of exercise of common stock options.

WARRANTS

The following warrants were issued in the year ended November 30, 2006, in the two-month period ended January 31, 2007 and for the year ended January 31, 2008 and were accounted for in accordance with the fair value method. Where fair value of these warrants was required to be calculated, the fair value was computed using the Black-Scholes Model with the following assumptions: no dividend yield, expected volatility of 160% for a two-year warrant and a risk-free interest rate range of 4.7% for a two-year warrant.

On November 1, 2006, 500,000 shares of common stock with 250,000 warrants were sold for $1,000,000. The warrants have an exercise price of $2.50 and expire in 2 years. The relative fair value of the common stock is $792,000 and the relative fair value of the warrants is $208,000. The shares were issued on November 20, 2006.

On November 1, 2006, 250,000 shares of common stock with 125,000 warrants were sold for $500,000. The warrants have an exercise price of $2.50 and expire in 2 years. The relative fair value of the common stock is $396,000 and the relative fair value of the warrants is $104,000. The shares were issued on December 6, 2006.

On March 8, 2007, 500,000 shares of common stock with 250,000 warrants were sold for $1,000,000. The warrants have an exercise price of $2.50 and expire in 2 years. The relative fair value of the common stock is $720,000 and the relative fair value of the warrants is $280,000. The shares were issued on March 30, 2007.

On March 10, 2007, 250,000 shares of common stock with 125,000 warrants were sold for $500,000. The warrants have an exercise price of $2.50 and expire in 2 years. The relative fair value of the common stock is $359,000 and the relative fair value of the warrants is $141,000. The shares were issued on April 20, 2007.

On March 16, 2007, 750,000 shares of common stock with 375,000 warrants were sold for $1,500,000. The warrants have an exercise price of $2.50 and expire in 2 years. The relative fair value of the common stock is $1,079,000 and the relative fair value of the warrants is $421,000. The shares were issued on March 30, 2007.

On July 27, 2007, 750,000 shares of common stock with 375,000 warrants were sold for $1,500,000. The warrants have an exercise price of $2.50 and expire in 2 years.   The relative fair value of the common stock is $1,082,000 and the relative fair value of the warrants is $418,000. The shares were issued on July 27, 2007.

Summary information regarding warrants is as follows:

		Exercise
	Warrants	Price

Year ended November 30, 2006:
Granted	250,000	$2.50
Outstanding at November 30, 2006	250,000	$2.50

Granted- December 2006	125,000	$2.50
Outstanding at January 31, 2007	375,000	$2.50

Granted- 2008	1,125,000	$2.50
Outstanding at January 31, 2008	1,500,000	$2.50
Exercisable at January 31, 2008	1,500,000

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

10. COMMITMENTS

The Company has entered into a lease agreement for office space in Pointe-Claire, Quebec, Canada with Flairbase Inc. The president of Flairbase Inc. is a former director of the Company. The lease expires in August 2008 and calls for lease payments of $569 per month. The minimum lease payments for the next year are $4,552 in fiscal 2009. Rental expense under the operating lease amounted to $5,472 for the year ended January 31, 2008, and $890 for the two-month period ended January 31, 2007.

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

The Company was charged $2,000 during 2008 ($4,000 for 2007) for fees by Kayplan International Consultants Limited (Kayplan) for the provision of technical and commercial consulting and support services to the Company. Kayplan is controlled by Naim Kosaric, who is a director of the Company, the six month ($2,000 per month) contract ended in February 2007.

The Company is currently renting office space in Pointe-Claire, Quebec, Canada from Flairbase Inc. The president of Flairbase Inc. is a former director of the Company. Pursuant to this lease, the Company pays $569 per month. The lease expires in August 2008.

On January 31, 2008, the Company had received a loan from DT Crystal Limited, in the amount of $250,000. This loan bears interest at 10% and is payable on demand.

12. FINANCIAL INSTRUMENTS

Fair value of financial instruments

The fair values of cash, accounts payable and accrued liabilities and the note payable approximate their carrying amounts given that they will mature shortly.

Foreign exchange risk

The Company is exposed to foreign exchange risk due to cash, sales taxes receivable and accounts payable and accrued liabilities denominated in Canadian dollars and RMBs. As of January 31, 2008, assets denominated in Canadian dollars and RMBs consisting of cash and sales taxes receivable totalled CDN$90,373 and 210,135RMB (CDN$13,565 and none in RMB at January 31, 2007) and accounts payable and accrued liabilities denominated in Canadian dollars totalled CDN$66,330 and 244,359 in RMB (CDN$47,820 and 2,668,846 RMB at January 31, 2007).

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

On February 11, 2008 the Company changed its name to Tiger Renewable Energy Ltd.

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

As of the end of the period covered by this Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934 (the “Exchange Act”). Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and this information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosures..

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) of the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective can only provide reasonnable assurance with respect to financial statements preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, under the supervision of the Company’s Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting as of January 31, 2008 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of January 31, 2008 under the criteria set forth in the in Internal Control—Integrated Framework.

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Report on Form 10-KSB.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended January 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B:	OTHER INFORMATION

None.

PART III

ITEM 9:	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table presents information with respect to our officers, directors and significant employees as of January 31, 2008:

Name	Age	Position
Arthur Rawl	65	Chairman of the Board and Director
James Pak Chiu Leung	51	Chief Executive Officer, President and Director
Michel St-Pierre	45	Chief Financial Officer
Claude Pellerin	38	Secretary
Guy Chevrette	45	Director
Naim Kosaric	79	Director

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

On September 30, 2006, the Company’s Board of Directors established an Audit Committee to assist the Board of Directors in fulfilling its oversight responsibilities by reviewing (a) the financial reports and other financial information provided by the Company to any governmental body or the public; (b) the Company’s systems of internal controls regarding finance, accounting, legal compliance and ethics; and (c) the Company’s auditing, accounting and financial reporting processes. The Company’s Audit Committee consists of Arthur Rawl and Guy Chevrette. The Company’s Board of Directors has determined that each of these two members of the Company’s Audit Committee is independent. The Company has adopted those standards for independence contained in the Nasdaq Marketplaces Rules, Rule 4350(d) and Rule 4200(a)(15). Mr. Rawl is the Chairman of the Audit Committee. The Company’s Board of Directors has determined that Mr. Rawl is the Audit Committee’s Financial Expert as defined in Item 407(d)(5) of Regulation S-B. We have an audit committee charter which was included as an exhibit to the Company’s Report on Form 10-QSB and filed with the Securities and Exchange Commission on October 23, 2006.

On September 30, 2006 the Company’s Board of Directors established a Compensation Committee. The primary responsibility of the executive compensation committee shall be to approve the compensation arrangements for the Company's senior management and to periodically review the compensation paid to the Board. The composition of the Committee shall be determined by the Board of Directors, provided that the Committee shall always have at least 2 members. As of October 18, 2007 the members of the Committee are Messrs. Guy Chevrette and Naim Kosaric. Mr. Guy Chevrette has been appointed as Chairman of the Committee.

A Nominating and Corporate Governance Committee has been created on September 30, 2006. The Committee shall be composed of at least 2 and no more than 7 Board’s members. The Purpose of the Committee is to identify and recommend nominees for the Board of Directors and its committees; review and recommend to the Board of Directors, or independently take, action on various Company corporate governance issues; received and respond to certain complaints raised by the Company’s employees relating to the Company’s Code of Business Conduct and Ethics, and; supervised the Company’s Chief Financial Officer in the context of the Code of Business Conduct and Ethics. Messrs. Guy Chevrette and Naim Kosaric have been appointed as members of the Committee. Mr. Guy Chevrette has been appointed as Chairman of the Committee.

On September 30, 2006, the Board of Directors established a Disclosure Policy Committee responsible for all regulatory disclosure requirements and for overseeing the Company’s disclosure practices. The Committee consists of the Chief Executive Officer, Chief Financial Officer, and the Investor Relations Manager. This Committee will identify appropriate industry and company benchmarks for a preliminary assessment of materiality. The Committee will look at publicly available industry data based on SIC codes (the Company’s planned manufacturing falls under the industry category of “industrial organic chemicals”). The Committee intends to identify statistics which give percentages of cost of sales, gross profits, other expenses and net profits. The Committee will also review ratios of return on sales, return on assets, inventory turnover and assets versus sales. Guided by these benchmarks the Committee will use experience and judgment to determine the timing for public release of material information. The Committee is responsible for ensuring appropriate systems, processes and controls for disclosure and will review all news releases and core disclosure documents prior to their release or filing, including the Company’s MD&A. As of October 18, 2007 the members of the Committee are Messrs. James Pak Chiu Leung and Michel St-Pierre.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the year ended January 31, 2008 all such filing requirements applicable to our officers and directors were complied with, except that reports were filed late by the following persons:

Name and principal position	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
James Pak Chiu Leung CEO, President and Director	1	4	0
Michel St-Pierre Chief Financial Officer	1	1	1
Claude Pellerin Secretary	1	2	0
Guy Chevrette Director	1	3	3
Naim Kosaric Director	1	3	0
Arthur Rawl Director	1	3	0
Gallant Energy International Inc. 10% Owner	1	1	0

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

A copy of the code of ethics was included as an exhibit to the Company Form 8-K filed with the Securities and Exchange Commission on August 31, 2006. At the present time, any person may seek request that a copy of the Company’s Code of Conduct be mailed to them free of charge by contacting the Company at the following address and telephone number:

TIGER RENEWABLE ENERGY LTD.
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

Summary Compensation Table

Name and Principal Position	Year (1)(2)	Salary ($)	Option Awards ($)		Total
James Pak Chiu Leung (3) CEO, President and Director	2008	131,000	0		131,000
	2007	18,000	0		18,000
	2006	54,000	20,243	(4)(5)	74,243
Michel St-Pierre (7) CFO	2008	109,359	0		109,359
	2007	0	0		0
Nigel Johnson (6) CEO, President, CFO, Principal Accounting Officer, Secretary and Director	2006	0	0		0

(1)	No officers earned over $100,000 in any of the three preceding years, other than as set forth above.
(2)	The Company’s fiscal year ends January 31st. The Company changed its fiscal year-end from November 30, 2006 to January 31, 2007. Note that 2007 only covers two months.
(3)	Mr. Leung has been CEO, President and Director of the Company since June 5, 2006.
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

(6)	Mr. Johnson was an officer and Director of the Company from its incorporation on September 9, 2004 until June 5, 2006. Mr. Johnson was not paid any compensation by the Company.
(7)	Mr. St-Pierre has been CFO of the Company since January 9, 2007.

None of the officers earned any bonus, restricted stock awards, LTIP Payouts or any other annual or long term compensation except as set forth in the table above.

Outstanding Equity Awards at Fiscal Year-End (1)

The following table provides the information regarding outstanding options owned by the named executive officers and directors as of January 31, 2008. We have never granted any stock appreciation rights.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
Arthur Rawl, Chairman of the Board	25,000	0	2.88	August 1, 2012
	5,000	0	2.00	November 6, 2012
	5,000	0	2.00	November 6, 2011
	100,000	0	0.05	October 5, 2011
Guy Chevrette, Director	15,000	0	2.88	August 1, 2012
	5,000	0	2.00	November 6, 2012
	5,000	0	2.00	November 6, 2011
	70,000	0	0.05	October 5, 2011
Naim Kosaric , Director	10,000	0	2.88	August 1, 2012
	5,000	0	2.00	November 6, 2012
	5,000	0	2.00	November 6, 2011
James Pak Chiu Leung CEO, President and Director	5,000	0	2.00	November 6, 2012
	5,000	0	2.00	November 6, 2011
Claude Pellerin, Officer	5,000	0	2.00	November 6, 2012
	5,000	0	2.00	November 6, 2011

(1)	The Company’s fiscal year ends January 31st.

During the last fiscal year, 120,000 stock options were exercised in March and 60,000 were exercised in August 2007.

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

Name	Fees Earned or Paid in Cash	Total
Arthur Rawl, Chairman of the Board	$7,000	$7,000
Guy Chevrette, Director	$4,000	$4,000
Naim Kosaric , Director	$2,500	$2,500

The following table sets forth the Company’s current scheduled payments for members of the Board of Directors:

Cash Compensation	All Non-Executive Directors	Chairman	Fees for Non-Executive Committee Chairs (Audit Committee)	Fees for Non-Executive Committee Chairs (Compensation Committee and Nominating and Corporate Governance Committee)

Cash Retainer	10,000.00	12,000.00	6,000.00	6,000.00
Board Meeting Fees
In Person	1,000.00	None	None	None
Phone	400.00	None	None	None
Committee Meeting Fees
In Person	500.00	None	None	None
Phone	200.00	None	None	None

Stock Options
Initial Grant Shares	60,000	30,000	10,000	10,000
Annual Grant Shares	10,000	10,000	5,000	5,000

The Company does not currently have an employment or other compensation agreement with any of the directors; all directors are compensated according to the schedule above.

Employment Contracts

As of January 31, 2008 the Company did not have any employment contracts with any officer, director or other employees.

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

During the year ended November 30, 2006, the Company issued 517,500 stock options to officers and directors of the Company with an average exercise price of $0.30 per share. Of the stock options issued, 450,000 were vested on October 5, 2006, 33,750 were vested on November 1, 2006 and the balance will vest on November 1, 2007. Following the resignation of one of our directors in January 2007, 70,000 such options were cancelled.

No options were exercised during the two-month period ended January 31, 2007.

During the month of August, 2007, the Company issued 50,000 stock options to officers and directors of the Company with an average exercise price of $2.86 per share. Of the stock options issued, 50,000 vested on August 1, 2007.

As of January 31, 2008 we had four directors and officers eligible to receive options under the Equity Incentive Plan. Options to buy 277,500 shares of common stock were outstanding under the Equity Incentive Plan and 1,502,500 shares remained available for grants under this plan.

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

ITEM 11:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following chart sets forth equity compensation plan securities issuances and availability as of January 31, 2008.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	n/a	n/a	n/a
Equity compensation plans not approved by security holders	2,000,000	0.30	1,502,500
Total	2,000,000	0.30	1,502,500

On October 5, 2006, the Company’s Board of Directors adopted an Equity Incentive Plan, and authorized the Company to issue options for the purchase of up to 2,000,000 shares of the Company’s common stock, pursuant to the terms and conditions set forth therein.

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of January 31, 2008 by (i) each director of the Company, (ii) each of the Company's officers named in the Summary Compensation Table, (iii) each person who is known by the Company to be the beneficial owner of more than five percent of the Company's outstanding Common Stock, and (iv) all directors and executive officers as a group. Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated. The percentage of ownership set forth below reflects each holder's ownership interest in the 18,382,750 shares of the Company's common stock outstanding as of January 31, 2008.

Amount and Nature of
Beneficial Ownership

Name and Address of Beneficial Owner	Shares	Options/ Warrants (1)	Total (1)	Percentage of Shares Outstanding (1)
Five Percent Stockholders
Gallant Energy International Inc. (2)	5,000,000	0	5,000,000	27.2%
Capex Investements Limited (3)	1,500,000	0	1,500,000	8.2%
Capinvest LLC	750,000	375,000	1,125,000	6,12%
Adagio Marine Inc.	750,000	375,000	1,125,000	6,12%
Executive Officers and Directors
James Pak Chiu Leung (4) Officer and Director	5,510,000	5,000	5,515,000	30%
Claude Pellerin Director	62,020	5,000	67,020	*
Guy Chevrette (5) Director	600,000	90,000	690,000	3.75%
Arthur Rawl Chairman of the Board	0	130,000	130,000	*
Naim Kosaric Director	60,000	15,000	75,000	*
Michel St-Pierre Chief Financial Officer	0	0	0	0%
All officers and directors as group (6 persons) (6)	6,232,020	245,000	6,477,020	35.22%

* Less than 1%.

The mailing address for each of the listed individuals is c/o Tiger Renewable Energy Ltd., 6600 Trans-Canada, Suite 519, Pointe-Claire, Quebec H9R 4S2, Canada.

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

Changes in Control

As of the date of filing of this Report, the Company is unaware of any arrangement which may result in a change in control.

ITEM 12:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Rental Agreement with Flairbase Inc.

The Company is currently renting office space in Pointe-Claire, Province of Quebec, Canada from Flairbase Inc. The president of Flairbase Inc. is Gaetan Leonard, a former director of the Company. Pursuant to this lease, the Company pays $569 per month.

Consulting agreement with Kayplan International Consultants Limited (Kayplan)

The Company was charged fees of $2,000 during 2008 by Kayplan. Kayplan is controlled by Naim Kosaric, who is a director of the Company. This six month ($2,000 per month) contract ended in February 2007. Kayplan rendered consulting services in choosing the appropriate technology for the ethanol manufacturing plant. Kayplan was also consulted on the day to day technical issues related to the design of the plant.

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

Exhibit 10.18	Stock Purchase Agreement by and between the Company and VP Bank (Schweiz) AG, dated November 1, 2006.

Exhibit 10.19	Series A Warrant issued to VP Bank (Schweiz) AG, dated November 1, 2006.

Exhibit 10.20	Stock Purchase Agreement by and between the Company and Sal. Oppenheim Jr. & Cie (Schweiz) AG, dated November 1, 2006.

Exhibit 10.21	Series A Warrant issued to Sal. Oppenheim Jr. & Cie (Schweiz) AG, dated November 1, 2006.

Exhibit 10.22	Stock Purchase Agreement by and between the Company and Portu Finance Inc., dated November 1, 2006.

Exhibit 10.23	Series A Warrant issued to Portu Finance Inc., dated November 1, 2006.

Exhibit 10.24	Joint Venture Agreement by and between the Company, Xinjiang Wangye Brewing Co. Ltd. and Guangdong Kecheng Trading Co., dated as of November 23, 2006.

Exhibit 10.25	Memorandum by and between the Company, Xinjiang Wangye Brewing Co. Ltd. and Guangdong Kecheng Trading Co., dated as of November 25, 2006.

Exhibit 10.26	Memorandum by and between the Company, Xinjiang Wangye Brewing Co. Ltd. and Guangdong Kecheng Trading Co., dated as of June 6, 2007.

Exhibit 14.1	Code of Conduct, incorporated by reference to Exhibit 14.1 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on August 31, 2006.

Exhibit 14.2	Equity Incentive Plan, incorporated by reference to Exhibit 14.2 to the Company’s Report on Form 10-QSB, filed with the Securities and Exchange Commission on October 23, 2006.

Exhibit 14.3	Audit Committee Charter, incorporated by reference to Exhibit 14.3 to the Company’s Report on Form 10-QSB, filed with the Securities and Exchange Commission on October 23, 2006.

Exhibit 14.4	Whistleblower Procedures Policy, incorporated by reference to Exhibit 14.4 to the Company’s Report on Form 10-QSB, filed with the Securities and Exchange Commission on October 23, 2006.

Exhibit 14.5	Governance Charter, incorporated by reference to Exhibit 14.5 to the Company’s Report on Form 10-QSB, filed with the Securities and Exchange Commission on October 23, 2006.

Exhibit 14.6	Compensation Charter, incorporated by reference to Exhibit 14.6 to the Company’s Report on Form 10-QSB, filed with the Securities and Exchange Commission on October 23, 2006.

Exhibit 21	List of Subsidiaries.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees of Raymond Chabot Grant Thornton, LLP for professional services rendered for the audit of the Company's annual financial statements including the review of the interim financial statements for the periods ended February 28, 2007, May 31, 2007, July 31, 2007, October 31, 2007 and for the year ended January 31, 2008, totalled $31,000.

Audit-Related Fees

The aggregate fees billed by Raymond Chabot Grant Thornton, LLP for audit related services for the year ended January 31, 2008, and which are not disclosed in "Audit Fees" above, were $5,000.

Tax Fees

The aggregate fees billed by Raymond Chabot Grant Thornton, LLP for tax compliance for the year ended January 31, 2008, were $0.

All Other Fees

The aggregate fees billed by Raymond Chabot Grant Thornton, LLP for services other than those described above, for the year ended January 31, 2008, were $0.

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

TIGER RENEWABLE ENERGY LTD.
May 15, 2008

	By:	/s/ James Pak Chiu Leung
Name: James Pak Chiu Leung
Title: Principal Executive Officer

By:	/s/ Michel St-Pierre
Name: Michel St-Pierre
Title: Principal Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Arthur Rawl
Name:	Arthur Rawl
Title:	Chairman of the Board
Dated:	May 15, 2008

/s/ James Pak Chiu Leung
Name:	James Pak Chiu Leung
Title:	Chief Executive Officer, President and Director
Dated:	May 15, 2008

/s/ Guy Chevrette
Name:	Guy Chevrette
Title:	Director
Dated:	May 15, 2008

/s/ Naim Kosaric
Name:	Naim Kosaric
Title:	Director
Dated:	May 15, 2008