Form 10KSB/A
period 2008-01-31
Tiger Renewable Energy Ltd.
filed 2008-05-23
CIK 1307701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB/A
Amendment No. 1

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

Once the construction is completed, production tests will be performed by the appropriate Chinese government authority to ensure compliance with existing Chinese provincial health, sanitation, safety, environmental and fire regulations. At the date of this filing the only remaining license and/or permit required by the Company to commence production is an ethanol production license. Such license will be granted upon completion of the production plant safety inspection and similar regulatory inspections, none of which involve the selection of biomass to be used by the Company. Following this review, the ethanol manufacturing production license may be given to the Company. The costs associated with ascertaining this license are estimated to be US $10,000.

The Company must produce 50,000 tons of ethanol before it can apply for the fuel ethanol permit. To obtain the permit, the Company must submit a proposal detailing the fuel ethanol project to the local authorities. Then the Company will prepare a feasibility study and project designs which comply with existing Chinese provincial health, sanitation, safety, environmental and fire regulations. These documents will be presented to the appropriate government authority for approval. Once approved, the Company may obtain a business license for fuel ethanol. This license will allow the Company to start construction. Once the construction is completed, production tests will be performed by the appropriate Chinese government authority to ensure compliance with existing Chinese provincial health, sanitation, safety, environmental and fire regulations. Following this review, the ethanol manufacturing production permit for fuel ethanol may be given to the Company. The costs associated with the fuel ethanol permit process are estimated at US $100,000.

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

Hami District Development Schedule

The Venture intends to initially construct and operate a 20,000 metric ton annual capacity ethanol plant in Hami District. To commence the production of ethanol, the Venture anticipates that it will require $9.5 million for all costs including construction, plant ramp-up, associated initial production costs and working capital. The Venture plans to expend approximately $6,500,000 on engineering, construction and related costs for plant and equipment. It is anticipated that these expenditures will include approximately $1,250,000 for the ethanol plant, $1,000,000 for a steam plant, $1,250,000 for a recycling water station, storage tanks and an air pressure station, $500,000 for a workers’ dormitory and warehouse, $400,000 for a water treatment pool and $2,100,000 for other expenses. To date, the Venture has spent $4,800,000 of the $6,500,000 in planned expenditures on engineering and construction. We anticipate that we will need to raise an additional $4,700,000 to complete the ethanol manufacturing plant and commence production.

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

On February 11, 2008 the Company changed its name to Tiger Renewable Energy Ltd.

Development Stage Expenditures

Development stage expenditures during the fiscal year ended January 31, 2008 were $961,835, which consisted primarily of $339,676 in professional fees, $271,019 in salaries, $65,552 in travel expenditures. For the two-month transition period ended January 31, 2007 the development stage expenditures were $295,772, substantially all of which were professional fees. For the fiscal year ended November 30, 2006, the development stage expenditures were $511,635, substantially all of which were professional fees. Development stage expenditures for the two-month period ended January 31, 2006 were insignificant.

Financial Condition, Liquidity and Capital Resources

The Company's principal capital resources have been acquired through the sale of shares of its common stock.

At January 31, 2008, we had negative working capital of $21,163 compared to working capital of $1,050,180 at January 31, 2007. This change is primarily the result of construction disbursements in China.

At January 31, 2008, the Company had total assets of $5,235,700 consisting mainly of cash, deposit on machinery and construction in progress which compares with the Company's total assets at January 31, 2007, of $1,092,803 consisting mainly of cash. This decrease in cash is primarily the result of construction disbursements in China.

At January 31, 2008, the Company's total liabilities were $504,812. Our total liabilities at January 31, 2007, were $77,118. The amount of $166,584 represents accounts payable and accrued professional fees, $250,000 represents a loan. The minority interest of $88,228 represents the participation in the capital of the Company by the two partners in the joint venture.

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

Plan of Operations

The Company’s Cash Requirements

The Company entered into a joint venture named Xinjiang Yajia Distillate Company Limited (the "Venture") to produce ethanol in the People's Republic of China. The Venture’s business license was issued on November 23, 2006. The Venture will be located in Guangdong Industrial zone, Hami Shi, Xinjiang Province, People’s Republic of China.  The Company owns 90% of the Venture.  Xinjiang Wangye Brewing Co. Ltd. and Guangdong Kecheng Trading Co. Ltd. each own 5% of the Venture.  All the activities of the Venture will be carried on in accordance with the laws, decrees, rules and regulations of the Peoples’ Republic of China. The Venture will take the form of a limited liability company. The Venture will have a term of ten years commencing November 23, 2006 (the date on which the business licence of the Venture was issued). At the end of this ten year term, upon the unanimous vote of the Venture’s Board, the Venture may apply for an extension. Should such a vote not be made, the Venture will be liquidated. At the liquidation of the Venture, the properties of the Venture will be distributed in proportion to the respective investment of each party.

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

Xinjiang Wangye Brewing Co. Ltd.:	RMB	500,000.00	5%
Guangdong Kecheng Trading Co. Ltd:	RMB	500,000.00	5%
Tiger Renewable Energy Ltd.:	RMB	9,000,000.00	90%

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

Total Investment:  RMB 50,000,000.00

Investment contributed by the parties in total registered capital

Xinjiang Wangye Brewing Co. Ltd.:	RMB	1,555,000.00	5%
Guangdong Kecheng Trading Co. Ltd:	RMB	1,555,000.00	5%
Tiger Renewable Energy Ltd.:	RMB	27,990,000.00	90%

On November 25, 2006 one RMB was equal to 0.1247USD. The RMB 1,555,000 to be contributed by each of Xinjiang Wangye Brewing Co. Ltd. and Guangdong Kecheng Trading Co. Ltd to registered capital includes the $125,000 described above.

Other Investment to be contributed by the parties

Xinjiang Wangye Brewing Co. Ltd.:	RMB	945,000.00	5%
Guangdong Kecheng Trading Co. Ltd:	RMB	945,000.00	5%
Tiger Renewable Energy Ltd.:	RMB	17,010,000.00	90%

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

To commence the production of ethanol, the Venture anticipates that it will require $9.5 million for all costs including construction, plant ramp-up, associated initial production costs and working capital. The Venture plans to expend approximately $6,500,000 on engineering, construction and related costs for plant and equipment. It is anticipated that these expenditures will include approximately $1,250,000 for the ethanol plant, $1,000,000 for a steam plant, $1,250,000 for a recycling water station, storage tanks and an air pressure station, $500,000 for a workers’ dormitory and warehouse, $400,000 for a water treatment pool and $2,100,000 for other expenses. To date, the Venture has spent $4,800,000 of the $6,500,000 in planned expenditures on engineering and construction. We anticipate that we will need to raise an additional $4,700,000 to complete the ethanol manufacturing plant and commence production.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and shareholders of
Tiger Renewable Energy Ltd.

We have audited the accompanying consolidated balance sheet of Tiger Renewable Energy Ltd. and subsidiary (a development stage Company, formerly known as Tiger Ethanol International Inc.), as of January 31, 2008 and the related consolidated statements of operations, stockholders' equity, and cash flows for the fiscal year ended January 31, 2008, the two-month period ended January 31, 2007 and the period from September 9, 2004 (date of inception) through January 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of Tiger Renewable Energy Ltd. for the period from September 9, 2004 (date of inception) through November 30, 2006, were audited by other auditors whose report dated March 12, 2007, expressed an unqualified opinion on those statements. Our opinion on the statements of operations, stockholders’ equity and cash flows for the period from September 9, 2004 (date of inception) through January 31, 2008, insofar as it relates to the amounts for prior periods through November 30, 2006, is based solely on the report of the other auditors.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tiger Renewable Energy Ltd. and subsidiary as of January 31, 2008, and the consolidated results of their operations and their cash flows for the fiscal year ended January 31, 2008, the two-month period ended January 31, 2007 and the period from September 9, 2004 (date of inception) through January 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Tiger Renewable Energy Ltd. and subsidiary will continue as a going concern. The Company is a development stage enterprise with no revenues and as discussed in Note 2, the Company’s ability to continue as a going concern is dependent upon its ability to raise additional funds through either the sale of equity securities or the issuance of debt. These factors, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Raymond Chabot Grant Thornton LLP
Chartered Accountants

Montreal, Canada
May 20, 2008

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

The accompanying financial statements have been prepared assuming that Tiger Ethanol International, Inc. will continue as a going concern. As discussed in Note 3, certain conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

March 12, 2007

TIGER RENEWABLE ENERGY LTD. AND SUBSIDIARY
(Formerly Known As Tiger Ethanol International Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
January 31, 2008

ASSETS
Current assets:
Cash	$334,730
Sales taxes receivable	60,691

395,421

Property and equipment, at cost, Less accumulated depreciation (Note 4)	4,840,279

TOTAL ASSETS	$5,235,700

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$166,584
Note payable (Note 5)	250,000

TOTAL CURRENT LIABILITIES	416,584

Minority interest in Joint Venture (Note 6)	88,228

504,812
Commitments (Note 10)

STOCKHOLDERS' EQUITY

Common stock, $.001 par value, 100,000,000 shares authorized, 18,382,750 shares issued and outstanding	18,383
Additional paid-in capital	6,550,074
Deficit accumulated during development stage	(1,837,569)

Total Stockholders' Equity	4,730,888

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,235,700

The accompanying notes are an integral part of the consolidated financial statements.

TIGER RENEWABLE ENRGY LTD. AND SUBSIDIARY
(Formerly Known As Tiger Ethanol International Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the fiscal year ended January 31, 2008, the transition period from December 1, 2006 to January 31, 2007, the fiscal year ended November 30, 2006 and the period from September 9, 2004 (Inception) through January 31, 2008

				Inception
	January	January	November	through
	31	31	30	January 31,
	2008	2007	2006	2008
	(12 months)	(2 months)	(12 months)

General & administrative expenses	$1,034,130	$318,948	$510,598	$1,931,666
Interest (revenue) expense	(36,553)	62	1,037	(35,117)
Foreign exchange gain	(16,399)	(1,033)	-	(17,432)
	981,178	317,977	511,635	1,879,117

Minority interest in joint venture	(19,343)	(22,205)	-	(41,548)

NET LOSS	$961,835	$295,772	$511,635	$1,837,569

Basic and diluted loss per common share	$0.05	$0.02	$0.03	N/A

Weighted average common shares outstanding	17,728,750	15,891,917	19,899,313	N/A

The accompanying notes are an integral part of the consolidated financial statements.

TIGER RENEWABLE ENRGY LTD. AND SUBSIDIARY
(Formerly Known As Tiger Ethanol International Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
From September 9, 2004 (Inception) through January 31, 2008

				Deficit
				Accumulated
			Paid	During the
		Common Stock	In	Development
	Shares	Amount	Capital	Stage	Total

Shares issued to founders for cash	28,000,000	$28,000	$(27,600)	$-	$400
Contribution to capital by founders	-	-	7,650	-	7,650
Net loss	-	-	-	(9,508)	(9,508)
Balances at November 30, 2004	28,000,000	$28,000	$(19,950)	$(9,508)	$(1,458)

Shares issued for cash	7,162,750	7,163	95,185	-	102,348

Offering Costs	-	-	(20,000)	-	(20,000)

Contribution to capital by founders	-	-	34,200	-	34,200

Net loss	-	-	-	(58,819)	(58,819)
Balances at November 30, 2005	35,162,750	$35,163	$89,435	$(68,327)	$56,271

Voluntary surrender common shares	(25,000,000)	(25,000)	25,000	-	0

Compensation relating to the joint venture	5,000,000	5,000	138,000	-	143,000
Shares and warrants issued for cash	500,000	500	999,500	-	1,000,000
Contribution to capital by founders	-	-	17,533	-	17,533
Stock-based compensation	-	-	74,766	-	74,766

Net loss	-	-	-	(511,635)	(511,635)

Balances at November 30, 2006	15,662,750	$15,663	$1,344,234	$(579,962)	$779,935
Shares and warrants issued for stock payable	250,000	250	499,750	-	500,000

Stock-based compensation	-	-	31,522	-	31,522

Net loss	-	-	-	(295,772)	(295,772)

Balances at January 31, 2007	15,912,750	$15,913	$1,875,506	$(875,734)	$1,015,685

Shares and warrants issued for cash	2,250,000	2,250	4,497,750	-	4,500,000
Shares issued pursuant to exercise of stock options	220,000	220	10,780		11,000
Stock-based compensation	-	-	166,038	-	166,038

Net loss	-	-	-	(961,835)	(961,835)

Balances at January 31, 2008	18,382,750	$18,383	$6,550,074	$(1,837,569)	$4,730,888

The accompanying notes are an integral part of the consolidated financial statements.

TIGER RENEWABLE ENERGY LTD. AND SUBSIDIARY
(Formerly Known As Tiger Ethanol International Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the fiscal year ended January 31, 2008, the transition period from December 1, 2006 to January 31, 2007, the fiscal year ended November 30, 2006 and the period from September 9, 2004 (Inception) through January 31,
2008

				Inception
	January	January	November	through
	31	31	30	January 31
	2008	2007	2006	2008
	(12 months)	(2 months)	(12 months)

Cash flows from operating activities:
Net loss	$(961,835)	$(295,772)	$(511,635)	$(1,837,569)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed rent and salary expense	-	-	17,533	59,383
Stock-based compensation expense	166,038	31,522	74,766	272,326
Depreciation	3,626			3,626
Non-cash stock compensation relating to the joint venture	-	-	143,000	143,000
Minority interest in joint venture	(19,343)	(22,205)		(41,548)
Changes in: Sales taxes receivable	(31,668)	(9,518)	(19,505)	(60,691)
Accounts payable and accrued liabilities	78,082	(14,243)	56,529	120,705
Net cash used in operating activities	(765,100)	(310,216)	(239,312)	(1,340,968)

Cash flows from investing activities:
Property and equipment	(4,798,026)	-	-	(4,798,026)
Net cash used in investing activities	(4,798,026)	-	-	(4,798,026)

Cash flows from financing activities:
Investment by minority interest	73,076	56,700		129,776
Stock payable: stock	-	-	396,000	396,000
warrants	-	-	104,000	104,000
Proceeds from sale of:
common stock	3,022,000	-	791,000	3,895,748
warrants	1,478,000	-	209,000	1,687,000
Proceeds pursuant to exercise of stock options	11,000	-	-	11,000
Proceeds from note payable	250,000	-	87,093	341,286
Loan repayments	-	-	(91,286)	(91,286)

Net cash provided by financing activities	4,834,076	56,700	1,495,807	6,473,524

Net change in cash	(729,050)	(253,516)	1,256,495	334,730

Cash at beginning of period	1,063,780	1,317,296	60,801	-

Cash at end of period	$334,730	$1,063,780	$1,317,296	$334,730
Supplemental Information:
Interest paid	$-	$62	$1,037	$1,436

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

Earnings (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) applicable to common shares by the weighted average number of common shares outstanding during the year. Diluted net income (loss) per share is computed using the treasury stock method giving effect to the exercise of dilutive stock options and warrants. The treasury stock method assumes that any proceeds that would be obtained upon the exercise of stock options and warrants would be used to repurchase common shares at the average trading price during the year. A total of 277,500 stock options and 1,500,000 warrants (483,750 stock options and 375,000 warrants for the two-month period ended January 31, 2007 and 517,500 stock options and 250,000 warrants for the year ended November 30, 2006), were excluded from the computation of diluted earnings per share for the year ended January 31, 2008 since they were anti-dilutive.

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

January 31,
2008

Deposit on machinery	$2,940,281
Construction in progress	1,885,494
Automobile	18,130

$4,843,905
Less: accumulated depreciation	$(3,626)

Balance January 31, 2008	$4,840,279

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

7. INCOME TAXES

Income taxes are not due since the Company has incurred a loss since inception. The Company has deductible net operating losses of approximately $1,320,000 at January 31, 2008. These losses expire between 2024 and 2028.

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

On November 1, 2006, VP Bank (Schweiz) AG, VP Bank (Schweiz) AG paid five hundred and fifty thousand dollars ($550,000) to purchase from the Company (i) 275,000 shares of the Company's common stock; and (ii) Series A Warrants to purchase up to an additional 137,500 shares of the Company's common stock at an exercise price initially set at $2.50 per share. The relative fair value of the common stock is $436,000 and the relative fair value of the warrants is $114,000.

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

STOCK-BASED COMPENSATION EXPENSE

On October 5, 2006, the Company’s Board of Directors adopted the Company’s 2006 Equity Incentive Plan, which authorizes the Company to issue options for the purchase of up to 2,000,000 shares of the Company’s common stock, pursuant to the terms and conditions set forth therein. The Equity Incentive Plan authorizes the issuance of incentive stock options (ISO) and non-qualified stock options (NQOs) to the Company’s employees, directors or consultants.

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

During the year ended November 30, 2006, the Company issued 517,500 stock options to officers and directors of the Company, of which (i) 57,500 such options are exercisable for a purchase price of $2.00 per share and expire on October 5, 2011; (ii) 390,000 such options are exercisable for purchase price of $.05 per share and expire on October 6, 2011, with an average exercise price of $0.30 per share; and (iii) 70,000 such options were cancelled following the resignation of one of the directors in January 2007 . Of the stock options issued, 450,000 vested on October 5, 2006, 33,750 vested on November 1, 2006 and the balance vested on November 1, 2007. These options expire on October 5, 2011 (450,000) and November 6, 2011 (67,500). The options had a fair value of $137,810 at the date of grant.   The Company valued these options using the Black-Scholes option -pricing valuation model. The model uses market sourced inputs such as interest rates, stock prices, and option volatilities, the selection of which requires Company management’s judgment, and which may impact the value of the options. The assumptions used in the Black-Scholes valuation model were: a risk-free interest rate of 4.6% and 4.7%; the current stock price at date of issuance of $0.03 and $2.00 per share; the exercise price of the options of $0.05 and $2.00 per share; the term of 5 years; volatility of 157% and 160%. For the two-month period ended January 31, 2007, the Company recorded compensation expense of $31,522 ($74,766 for the year ended November 30, 2006).

A summary of option activity is presented below:

Options	Number of options	Year ended January 31, 2008 Weighted- Average exercise price	Number of options	Two-month Period ended January 31, 2007 Weighted- Average exercise price	Number of options	Year ended November 30, 2006 Weighted- Average exercise price
Balance beginning of period	447,500	0.30	517,500	0.30
Granted	50,000	2.88	-	-	-
Exercised	220,000	0.05	—	-	517,500	0.30
Cancelled	-	-	70,000	-
Balance end of period	277,500	$0.96	447,500	$0.30	517,500	$0.30

Options exercisable at the end of the period	277,500	$0.96	418,750	$0.30	483,750	$0.30

The aggregate intrinsic value of the options outstanding and the options exercisable on January 31, 2008 is $280,500.

The following table summarizes information about options outstanding and exercisable at January 31, 2008:
		Weighted
	Options	average	Options
	outstanding	contractual life	exercisable
	Number	( in years )	Number
Exercise price
$0.05	170,000	3.75	170,000
$2.00	57,500	3.83	57,500
$2.88	50,000	4.75	50,000
	277,500		277,500

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

10. COMMITMENTS

The Company has entered into a lease agreement for office space in Pointe-Claire, Quebec, Canada with Flairbase Inc. The president of Flairbase Inc. is a former director of the Company . The lease   expires in August 2008 and calls for lease payments of $569 per month. The minimum lease payments for the next year are $4,552 in fiscal 2009. Rental expense under the operating lease amounted to $5,472 for the year ended January 31, 2008, and $890 for the two-month period ended January 31, 2007.

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

Foreign exchange risk

The Company is exposed to foreign exchange risk due to cash, sales taxes receivable and accounts payable and accrued liabilities denominated in Canadian dollars and RMBs. As of January 31, 2008, assets denominated in Canadian dollars and RMBs consisting of cash and sales taxes receivable totalled CDN$90,373 and 210,135RMB (CDN$13,565 and none in RMB at January 31, 2007) and accounts payable and accrued liabilities denominated in Canadian dollars totalled CDN$66,330 and 45,880 in RMB (CDN$47,820 and 2,668,846 RMB at January 31, 2007).

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective can only provide reasonable assurance with respect to financial statements preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, under the supervision of the Company’s Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting as of January 31, 2008 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this evaluation was to determine whether the internal control over financial reporting was effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

In its assessment of internal control over financial reporting as of January 31, 2008, management identified a material weakness in its control over the period-end financial reporting process and concluded that such controls were not effective.  More specifically, an adjustment was required to appropriately present property and equipment and accounts payable and accrued liabilities.

Based on its evaluation, and because of the material weaknesses described above, management concluded that the Company's internal control over financial reporting was not effective as of January 31, 2008.

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Report on Form 10-KSB.

Remediation

The Company is in the process of improving its internal control over financial reporting in an effort the remediate this material weakness by improving period-end closing procedures by requiring all period-end recurring and non-recurring adjustments be reviewed by the Chief Financial Officer.

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

Biographical Information Regarding Officers and Directors

Arthur Rawl, Chairman of the Board of Directors and Audit Committee . Mr. Rawl has served as Chairman of the Company’s Board of Directors since September, 2006. Mr. Rawl has been Chairman and Chief Executive Officer of Rawl & Associates, a private strategic consulting firm, since May 2003.  From September 1999 until May 2003, he was President and Chief Executive Officer of Brazil American Auto Group, Inc., a Sao Paulo-based consolidator of South American automotive retailers.  From 1997 to 1999, Mr. Rawl was a consultant to Chrysler Financial Corp. in connection with the development of a new structured financial product line.  From 1994 to 1997, he was Executive Vice President and Chief Financial Officer of United Auto Group, Inc., a consolidator and operator of automobile dealerships and related businesses.  From 1990 to 1994, Mr. Rawl was Executive Vice President of Hanlin Group, Inc., a chemical and PVC products manufacturer.  Prior to that time, he had a 23 year tenure at Deloitte & Touche LLP, including 12 years as a partner.  Mr. Rawl is a Director of Quipp Inc. Mr. Rawl is the Board Chairman of the British Memorial Garden Trust, Inc., a public charity.  Mr. Rawl is a certified public accountant.

James Pak Chiu Leung, Director, President and Chief Executive Officer . Mr. Leung has served as a director and officer of the Company since June, 2006. In 1982, Mr. James Pak Chiu Leung earned his Bachelors degree in Geological Engineering from Windsor University in Ontario. From 1982 to 1983, he worked as a Geological Engineer for Santana Associates in Venezuela. From 1983 to 1985 he worked as a tunnel Engineer for Mishubatsu Construction Co. in Hong Kong. From 1985 to 1988, he worked as an Engineering Geologist for Muansell Consultant in Hong Kong. From 1988 to 1989, he worked as a Mine Geologist for Mattabi Mines in Ontario. From 1989 to1990, he worked as a Geotechnical Engineer for Brenda Mines in British Columbia. From 1990 to 1992, he worked as a Senior Project Engineer for Bell Mines in British Columbia. From 1992 to 2001, he worked as a Senior Scientist and Technology Leader for Noranda Technology Centre in Québec. Since 2001, Mr. James Pak Chiu Leung has worked with Flairbase Inc. as a Technical Manager. Since November 8, 2005, Mr. James Pak Chiu Leung has been the President and Director of Gallant Energy International Limited, the energy firm which had previously worked to develop an ethanol production plant in China, and which sold its interests in such venture to the Company as of September 1, 2006, in exchange for 5,000,000 shares of the Company’s common stock.

Michel St-Pierre, Chief Financial Officer . Mr. St-Pierre has served as an officer of the Company since January, 2007. Mr. St-Pierre is a registered chartered accountant in Quebec, Canada. Before working for the Company, Mr. St-Pierre held positions as the Finance Director (comparable to Corporate Treasurer) at SPB Canada Inc. from 2004-2006, Symbior Technologies Inc. from 2003-2004, and Boulangeries Comas Inc. from 2000-2003.

Claude Pellerin, Secretary . Mr. Pellerin has served as an officer of the Company since November, 2006. Mr. Pellerin is a corporate attorney and a partner in the law firm of Hovington Pellerin S.e.n.c. Since 2002, Mr. Pellerin has served as Director, President, Treasurer and Secretary of Capex Investments (Canada) Limited, an investments and financing corporation based in Montreal, Quebec. Since 2005, Mr. Pellerin has served as a Director of XL Generation International Inc., a Nevada corporation listed on the OTCBB. From 2001-2002, Mr. Pellerin served as Secretary for Equilar Capital Corporation, an Ontario Corporation listed on the Toronto Stock exchange. Between 2002 and 2004, Mr. Pellerin served as Vice President for legal affairs for Manaris Corporation, a Nevada corporation listed on the OTCBB. Since 2003, Mr. Pellerin has served as Secretary of Gourmet Flash Inc., a Quebec corporation, and from 2004-2005 served as a Director to Canadian Security Agency (2004) Inc.

Guy Chevrette, Director, Chairman of the Compensation Committee and member of the Audit Committee . Mr. Chevrette has served as an officer of the Company since June, 2006. Mr. Chevrette is an entrepreneur with more then 20 years of experience in product development and the commercialization of high tech wireless products in business including underground mining communications, the Canadian Space Agency and truck fleet management. Trained as an Electrical and Software Engineer with experience in managing technology businesses and IT projects, Mr. Chevrette is the founder and president of iMetrik Solutions. He has managed complex product development programs involving multi-disciplinary teams at Noranda Technology Center, worked on the robotics program of the space station with the Canadian Space Agency and founded Tetra Technologies, a provider of fleet management and telematics solutions. Mr. Chevrette obtained an Electrical Engineering degree, and post graduate study in Tele-Robotics from the University of Montreal’s Polytechnic School. His career has concentrated on the delivery of ruggedized industrial systems combining ultra-reliable computer electronics, wireless communication infrastructure and application software.

Naim Kosaric, Director and member of the Compensation Committee . Dr. Kosaric has served as a director of the Company since September, 2006. Dr. Kosaric is a Professor Emeritus at the University of Western Ontario, a university at which he taught Chemical and Biochemical Engineering from 1969 until 1994. Prior to that time, Dr. Kosaric worked in the chemical industry. He is currently the President and CEO of Kayplan International Consultants Ltd., a consulting firm in the field of ethanol processing.

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

Summary Compensation Table

Name and Principal Position	Year (1)(2)	Salary ($)	Option Awards ($)		Total
James Pak Chiu Leung (3) CEO, President and Director	2008	131,000	0		131,000
	2007	18,000	0		18,000
	2006	54,000	20,243	(4)(5)	74,243
Michel St-Pierre (7) CFO	2008	109,359	0		109,359
	2007	0	0		0
Nigel Johnson (6) CEO, President, CFO, Principal Accounting Officer, Secretary and Director	2006	0	0		0

(1)	No officers earned over $100,000 in any of the three preceding years, other than as set forth above.
(2)	The Company’s fiscal year ends January 31 st . The Company changed its fiscal year-end from November 30, 2006 to January 31, 2007. Note that 2007 only covers two months.
(3)	Mr. Leung has been CEO, President and Director of the Company since June 5, 2006.
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

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
Arthur Rawl, Chairman of the Board	25,000	0	2.88	August 1, 2012
	5,000	0	2.00	November 6, 2012
	5,000	0	2.00	November 6, 2011
	100,000	0	0.05	October 5, 2011
Guy Chevrette, Director	15,000	0	2.88	August 1, 2012
	5,000	0	2.00	November 6, 2012
	5,000	0	2.00	November 6, 2011
	70,000	0	0.05	October 5, 2011
Naim Kosaric , Director	10,000	0	2.88	August 1, 2012
	5,000	0	2.00	November 6, 2012
	5,000	0	2.00	November 6, 2011
James Pak Chiu Leung CEO, President and Director	5,000	0	2.00	November 6, 2012
	5,000	0	2.00	November 6, 2011
Claude Pellerin, Officer	5,000	0	2.00	November 6, 2012
	5,000	0	2.00	November 6, 2011

(1)	The Company’s fiscal year ends January 31 st .

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

Transactions with Related Persons, Promoters and Certain Control Persons

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

Corporate Governance

As of January 31, 2008, the Company had four directors. The Company’s Board of Directors has determined that Arthur Rawl, Guy Chevrette and Naim Kosaric are independent. The Company has adopted those standards for independence contained in the Nasdaq Marketplaces Rules, Rule 4350(d) and Rule 4200(a)(15). Mr. James Pak Chiu Leung is not independent.

The Company’s Board of Directors currently has an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee and a Disclosure Policy Committee. The Company’s Audit Committee consists of Arthur Rawl and Guy Chevrette, both of whom are independent directors. The members of the Compensation Committee are Messrs. Guy Chevrette and Naim Kosaric, both of whom are independent directors. Guy Chevrette and Naim Kosaric have been appointed as members of the Nominating and Corporate Governance Committee. Each of these individuals is an independent director. Mr. James Pak Chiu Leung is the only director on the Disclosure Policy Committee.

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

Exhibit 10.12
Stock Purchase Agreement by and between the Company and Simeon Securities S.A., dated March 12, 2007, incorporated by reference to Exhibit 10.12 to the Company’s Report on Form 10-QSB, filed with the Securities and Exchange Commission on July 16, 2007.

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

Exhibit 10.18
Stock Purchase Agreement by and between the Company and VP Bank (Schweiz) AG, dated November 1, 2006, incorporated by reference to Exhibit 10.18 to the Company’s Report on Form 10-KSB, filed with the Securities and Exchange Commission on October 19, 2007.

Exhibit 10.19
Series A Warrant issued to VP Bank (Schweiz) AG, dated November 1, 2006, incorporated by reference to Exhibit 10.19 to the Company’s Report on Form 10-KSB, filed with the Securities and Exchange Commission on October 19, 2007.

Exhibit 10.20
Stock Purchase Agreement by and between the Company and Sal. Oppenheim Jr. & Cie (Schweiz) AG, dated November 1, 2006, incorporated by reference to Exhibit 10.20 to the Company’s Report on Form 10-KSB, filed with the Securities and Exchange Commission on October 19, 2007.

Exhibit 10.21
Series A Warrant issued to Sal. Oppenheim Jr. & Cie (Schweiz) AG, dated November 1, 2006, incorporated by reference to Exhibit 10.21 to the Company’s Report on Form 10-KSB, filed with the Securities and Exchange Commission on October 19, 2007.

Exhibit 10.22
Stock Purchase Agreement by and between the Company and Portu Finance Inc., dated November 1, 2006, incorporated by reference to Exhibit 10.22 to the Company’s Report on Form 10-KSB, filed with the Securities and Exchange Commission on October 19, 2007.

Exhibit 10.23
Series A Warrant issued to Portu Finance Inc., dated November 1, 2006, incorporated by reference to Exhibit 10.23 to the Company’s Report on Form 10-KSB, filed with the Securities and Exchange Commission on October 19, 2007.

Exhibit 10.24
Joint Venture Agreement by and between the Company, Xinjiang Wangye Brewing Co. Ltd. and Guangdong Kecheng Trading Co., dated as of November 23, 2006, incorporated by reference to Exhibit 10.24 to the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on January 29, 2008.

Exhibit 10.25
Memorandum by and between the Company, Xinjiang Wangye Brewing Co. Ltd. and Guangdong Kecheng Trading Co., dated as of November 25, 2006, incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on January 29, 2008.

Exhibit 10.26
Memorandum by and between the Company, Xinjiang Wangye Brewing Co. Ltd. and Guangdong Kecheng Trading Co., dated as of June 6, 2007, incorporated by reference to Exhibit 10.26 to the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on January 29, 2008.

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

Audit Fees

The aggregate fees of Raymond Chabot Grant Thornton, LLP for professional services rendered for the audit of the Company's annual financial statements including the review of the interim financial statements for the periods ended February 28, 2007, May 31, 2007, July 31, 2007, October 31, 2007 and for the year ended January 31, 2008, totalled $26,150.

Audit-Related Fees

The aggregate fees billed by Raymond Chabot Grant Thornton, LLP for audit related services for the year ended January 31, 2008, and which are not disclosed in "Audit Fees" above, were $0.

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
May 22, 2008

	By:	/s/ James Pak Chiu Leung
Name: James Pak Chiu Leung
Title: Principal Executive Officer

	By:	/s/ Michel St-Pierre
Name: Michel St-Pierre
Title: Principal Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Arthur Rawl
Name:	Arthur Rawl
Title:	Chairman of the Board
Dated:	May 22, 2008

/s/ James Pak Chiu Leung
Name:	James Pak Chiu Leung
Title:	Chief Executive Officer, President and Director
Dated:	May 22, 2008

/s/ Guy Chevrette
Name:	Guy Chevrette
Title:	Director
Dated:	May 22, 2008

/s/ Naim Kosaric
Name:	Naim Kosaric
Title:	Director
Dated:	May 22, 2008