Form 10-Q
period 2008-04-30
Tiger Renewable Energy Ltd.
filed 2008-06-16
CIK 1307701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: April 30, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to _________

Commission File Number: 000-51388

TIGER RENEWABLE ENERGY LTD.
(Exact Name of Registrant as Specified in its Charter)

Nevada	84-1665042
(State or Other Jurisdiction of	(IRS Employer Identification
Incorporation or Organization)	Number)

6600, Trans-Canada, Suite 519
Pointe-Claire, Quebec H9R 4S2
Canada
(Address of Principal Executive Offices)

(514) 771-3795
(Registrant Telephone Number, Including Area Code)

N/A
(Former Name, Former Address and Former Fiscal Year,
If Changed Since Last Report

Indicated by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The Issuer had 18,382,750 shares of Common Stock, par value $.001, outstanding as of June 5, 2008.

PART I: FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “contemplates,” “continues,” “estimates,” “anticipates,” “expects,” “intends,” “may,” “will” or “should,” or, in each case, their negative or other variations or comparable terminology. You should read statements that contain these words carefully because they:

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

Item 1: Financial Statements

TIGER RENEWABLE ENERGY LTD. AND SUBSIDIARY
(Formerly Known As Tiger Ethanol International Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET

ASSETS
Current assets:
Cash	$53,444
Sundry current assets	89,467

142,911

Property and equipment, at cost, Less accumulated depreciation (Note 4)	4,992,155

TOTAL ASSETS	$5,135,066

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$163,837
Note payable (Note 5)	325,000

TOTAL CURRENT LIABILITIES	488,837

Minority interest in Joint Venture	83,684

STOCKHOLDERS' EQUITY

Common stock, $.001 par value, 100,000,000 shares authorized, 18,382,750 shares issued and outstanding	18,383
Additional paid-in capital	6,550,074
Deficit accumulated during development stage	(2,005,912)

Total Stockholders' Equity	4,562,545

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,135,066

The accompanying notes are an integral part of the consolidated financial statements

TIGER RENEWABLE ENERGY LTD. AND SUBSIDIARY
(Formerly Known As Tiger Ethanol International Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended April 30, 2008 and May 31, 2007 and Periods from September 9, 2004 (Inception)
through April 30, 2008 ( unaudited)

	Three months	Three months	Inception
	Ended	Ended	through
	April 30	May 31	April 30,
	2008	2007	2008

General & administrative expenses	$160,519	$179,783	$2,092,185
Interest (revenue) expense	5,990	-	(29,127)
Foreign exchange (gain) loss	6,378	(3,273)	(11,054)

	172,887	176,510	2,052,004

Minority interest in Joint Venture	(4,544)	(4,624)	(46,092)

NET LOSS	$168,343	$171,886	$2,005,912

Basic and diluted loss per common share	$0.01	$0.01	N/A

Weighted average number of common shares outstanding	18,382,750	17,077,861	N/A

The accompanying notes are an integral part of the consolidated financial statements

TIGER RENEWABLE ENERGY LTD. AND SUBSIDIARY
(Formerly Known As Tiger Ethanol International Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
From September 9, 2004, (Inception) through April 30, 2008 ( unaudited)

				Deficit
				Accumulated
			Paid	During the
	Common Stock		In	Development
	Shares	Amount	Capital	Stage	Total

Shares issued to founders for cash	28,000,000	$28,000	$(27,600)	$-	$400
Contribution to capital by founders	-	-	7,650	-	7,650
Net loss	-	-	-	(9,508)	(9,508)
Balances at November 30, 2004	28,000,000	$28,000	$(19,950)	$(9,508)	$(1,458)

Shares issued for cash	7,162,750	7,163	95,185	-	102,348

Offering Costs	-	-	(20,000)	-	(20,000)

Contribution to capital by founders	-	-	34,200	-	34,200

Net loss	-	-	-	(58,819)	(58,819)
Balances at November 30, 2005	35,162,750	$35,163	$89,435	$(68,327)	$56,271

Voluntary surrender common shares	(25,000,000)	(25,000)	25,000	-	0

Compensation relating to the joint venture	5,000,000	5,000	138,000	-	143,000
Shares and warrants issued for cash	500,000	500	999,500	-	1,000,000
Contribution to capital by founders	-	-	17,533	-	17,533
Stock-based compensation	-	-	74,766	-	74,766

Net loss	-	-	-	(511,635)	(511,635)

Balances at November 30, 2006	15,662,750	$15,663	$1,344,234	$(579,962)	$779,935
Shares and warrants issued for stock payable	250,000	250	499,750	-	500,000

Stock-based compensation	-	-	31,522	-	31,522

Net loss	-	-	-	(295,772)	(295,772)

Balances at January 31, 2007	15,912,750	$15,913	$1,875,506	$(875,734)	$1,015,685

Shares and warrants issued for cash	2,250,000	2,250	4,497,750	-	4,500,000
Shares issued pursuant to exercise of stock options	220,000	220	10,780	-	11,000

Stock-based compensation	-	-	166,038	-	166,038

Net loss	-	-	-	(961,835)	(961,835)

Balances at January 31, 2008	18,382,750	$18,383	$6,550,074	$(1,837,569)	$4,730,888
Net loss	-	-	-	(168,343)	(168,343)
Balances at April 30, 2008	18,382,750	$18,383	$6,550,074	$(2,005,912)	$4,562,545

The accompanying notes are an integral part of the consolidated financial statements

TIGER RENEWABLE ENERGY LTD. AND SUBSIDIARY
(Formerly Known As Tiger Ethanol International Inc.)
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended April 30, 2008 and May 31, 2007 and Periods from September 9, 2004 (Inception)
through April 30, 2008 ( unaudited)

	Three months Ended April 30 2008	Three months Ended May 31 2007	Inception through April 30, 2008

Cash flows from operating activities:
Net loss	$(168,343)	$(171,886)	$(2,005,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed rent and salary expense	-	-	59,383
Stock-based compensation expense	-	-	272,326
Non-cash stock compensation relating to the joint venture	-		143,000
Minority interest in joint venture	(4,544)	(4,624)	(46,092)
Depreciation	907	-	4,533

Changes in:
Sundry current assets	(28,776)	7,005	(89,467)
Accounts payable and accrued liabilities	(2,747)	(84,466)	117,958
Net cash used in operating activities	(203,503)	(253,971)	(1,544,271)

Cash flows from investing activities:
Property and equipment	(152,783)	(1,011,032)	(4,950,809)
Net cash used in investing activities	(152,783)	(1,011,032)	(4,950,809)

Cash flows from financing activities:
Investment by minority interest	-		129,776
Stock payable: common stock and warrants	-	-	500,000
Proceeds from sale of common stock and warrants	-	3,000,000	5,582,748
Proceeds pursuant to exercise of stock options	-	8,000	11,000
Proceeds from note payable	75,000	-	416,286
Loan repayments	-	-	(91,286)

Net cash provided by financing activities	75,000	3,008,000	6,548,524

Net change in cash	(281,286)	1,742,997	53,444

Cash at beginning of period	334,730	1,000,844	-

Cash at end of period	$53,444	$2,743,841	$53,444

Supplemental Information:
Interest paid	$-	$62	$1,436

The accompanying notes are an integral part of the consolidated financial statements

NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Tiger Renewable Energy Ltd. (formally known as Tiger Ethanol International Inc.) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the year ended January 31, 2008, as reported in the Form 10-KSB, have been omitted.

2. FISCAL YEAR END CHANGE

The Company originally adopted a fiscal year ending November 30 for reporting financial operations. On July 12, 2007, the Company approved a change in its fiscal year end to January 31. During the fiscal year that will end on January 31, 2009, the Company will present comparative information from the previous fiscal year for the interim period that most closely matches the interim period. For the three month period ended April 30, 2008 (first quarter of FY 2009), the comparative information presented is the three period ended May 31, 2007. The Company has chosen not to restate the balances as of April 30, 2007, as the one month difference in the Company’s operations between April and May is not significant.

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

	April 30, 2008	January 31, 2008

Deposit on machinery	$3,087,673	$2,940,281
Construction in progress	1,890,885	1,885,494
Automobile	18,130	18,130

	4,996,688	4,843,905
Less: accumulated depreciation	(4,533)	(3,626)

Balance	$4,992,155	$4,840,279

5. NOTE PAYABLE

During the three months ended April 30, 2008, the Company received an additional loan of $75,000 from DT Crystal Limited, thereby aggregating to $325,000 as of April 30, 2008. These loans bear interest at 10% and are payable on demand.

6. JOINT VENTURE

On November 23, 2006 the Company invested in a joint venture named Xinjiang Yajia Distillate Company Limited (the “Venture”) to produce ethanol in the People’s Republic of China. The Company owns 90% of the Venture. Xinjiang Wangye Brewing Co. Ltd. and Guangdong Kecheng Trading Co. Ltd. each own 5% of the Venture. This ethanol will be produced from agricultural products. As at April 30, 2008, the Company has contributed $5,290,081 (RMB 39,675,608), including $3,732,000 (RMB 27,990,000) to registered capital and $1,558,081 (RMB 11,685,608) to investment. The two partners have each contributed $64,888 (RMB 486,660) and have to contribute RMB 2,623,340 to complete their contribution to registered capital of the joint venture.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s Operations

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

On February 11, 2008 the Company changed its name to Tiger Renewable Energy Ltd.

Development Stage Expenditures

Development stage expenditures during the three months period ended April 30, 2008 were $168,343, which consisted primarily of $48,402 in professional fees, $72,155 in salaries and $22,433 in travel expenditures. For the three months period ended in May 31, 2007 the development stage expenditures were $171,886 which consisted primarily of $30,830 in professional fees, $85,477 in salaries and $19,965 in travel expenditures.

Financial Condition, Liquidity and Capital Resources

The Company's principal capital resources have been acquired through the sale of shares of its common stock.

At April 30, 2008, the Company had negative working capital of $345,926 compared to negative working capital of $21,163 at January 31, 2008. This change is primarily the result of construction disbursements in China and development stage expenditures.

At April 30, 2008, the Company had total assets of $5,135,066 consisting of cash, current assets and property and equipment which compares with the Company's total assets at January 31, 2008, of $5,235,700. This change is primarily the result of cash disbursements.

At April 30, 2008, the Company's total liabilities were $572,521. Our total liabilities at January 31, 2008, were $504,812. The amount of $163,837 represents accounts payable and accrued professional fees and $325,000 is a note payable. The minority interest of $83,684 ($88,228 as at January 31, 2008) represents the participation to capital by the Company’s two partners in the Joint Venture.

Results of Operations

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

Each party to the Venture will be liable for the Venture’s debts only to the extent of its investment therein. The profits of the Venture will be shared by the parties in proportion to their respective contributions to the total registered capital of the Venture, which as of the end of the period covered by this Quarterly Report, was as follows:

Initially, the total investment in the Venture was set at RMB 14,000,000 out of which RMB 10,000,000 was registered capital. This amount was divided between the three parties as follows:

Xinjiang Wangye Brewing Co. Ltd.:	RMB	500,000	5%
Guangdong Kecheng Trading Co. Ltd:	RMB	500,000	5%
Tiger Renewable Energy Ltd.:	RMB	9,000,000	90%

On November 25, 2006 and June 6, 2007, the three parties executed Memorandums which collectively provide for the increase of the total investment in the Venture to RMB 50,000,000, including registered capital of RMB 31,100,000 and investment of RMB 18,900,000. The participation of each party remains the same, and the Company anticipates that its total contribution will equal RMB 45,000,000. Of this amount, to date, the Company has contributed $5,290,081 (RMB 39,675,608), including $3,732,000 (RMB 27,990,000) to registered capital and $1,558,081 (RMB 11,685,608) to investment. The two partners have each contributed $64,888 (RMB 486,660). The Memorandum provides that the Company will use commercially reasonable efforts to facilitate bank loans to enable Xinjiang Wangye Brewing Co. Ltd. and Guangdong Kecheng Trading Co. Ltd to invest in the Venture a total amount of approximately $125,000 each, the said amounts being used for the payment of their registered capital. Xinjiang Wangye Brewing Co. Ltd. and Guangdong Kecheng Trading Co. Ltd will provide their shareholder’s rights in the Venture to the Company as a guaranty for the Venture to the Company as a guaranty for the bank loans.

Total Investment:          RMB 50,000,000

Investment contributed by the parties in total registered capital

Xinjiang Wangye Brewing Co. Ltd.:	RMB	1,555,000	5%
Guangdong Kecheng Trading Co. Ltd:	RMB	1,555,000	5%
Tiger Renewable Energy Ltd.:	RMB	27,990,000	90%

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4: Controls and Procedures

As of the end of the period covered by this Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934 (the “Exchange Act”). Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and this information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

As reported in the January 31, 2008 annual report, the Company evaluated its internal control over financial reporting, under the supervision of the Company’s Chief Financial Officer as of January 31, 2008. Based on its evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of January 31, 2008 because it identified a material weakness in its internal control over the period-end financial reporting process.

It was also reported that the Company is in the process of improving its internal control over financial reporting in an effort to remediate this material weakness by improving period-end closing procedures and requiring all period-end recurring and non-recurring adjustments be reviewed by the Chief Financial Officer.

As of April 30, 2008, there has been no change in the Company’s internal control over financial reporting that has materially affected or is likely to materially affect the Company’s internal control over financial reporting. In addition, the Company is continuing its effort to remediate the material weakness identified as of January 31, 2008.

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

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIGER RENEWABLE ENERGY LTD.
(Registrant)

Dated: June 16, 2008
	By:	/s/ James Pak Chiu Leung
		Name:	James Pak Chiu Leung
		Title:	Principal Executive Officer

Dated: June 16, 2008
	By:	/s/ Michel St-Pierre
		Name:	Michel St-Pierre
		Title:	Principal Financial Officer and Chief Accounting Officer