Form 10-Q
period 2008-07-31
Tiger Renewable Energy Ltd.
filed 2008-09-18
CIK 1307701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: July 31, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to _________

Commission File Number: 000-51388

TIGER RENEWABLE ENERGY LTD.
(Exact Name of Registrant as Specified in its Charter)

Nevada	84-1665042
(State or Other Jurisdiction of	(IRS Employer Identification
Incorporation or Organization)	Number)

6600, Trans-Canada, Suite 519
Pointe-Claire, Quebec H9R 4S2
Canada
(Address of Principal Executive Offices)

(514) 771-3795
(Registrant’s Telephone Number, Including Area Code)

N/A
(Former Name, Former Address and Former Fiscal Year,
If Changed Since Last Report

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The Issuer had 19,153,820 shares of Common Stock, par value $.001, outstanding as of September 14, 2008.

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

Item 1: Financial Statements

TIGER RENEWABLE ENERGY LTD. AND SUBSIDIARY
(Formerly Known As Tiger Ethanol International Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET

	July 31	January 31
	2008	2008
	(unaudited)	(audited)

ASSETS
Current assets:

Cash	$52,628	$334,730
Sundry current assets	100,248	60,691

TOTAL CURRENT ASSETS	149,363	395,421

Property and equipment, at cost, Less accumulated depreciation (Note 3)	4,993,957	4,840,279

TOTAL ASSETS	$5,146,833	$5,235,700

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$281,519	$166,584
Note payable (note 4)	50,345	250,000

TOTAL CURRENT LIABILITIES	331,864	416,584

Minority interest in Joint Venture	74,037	88,228

STOCKHOLDERS' EQUITY

Common stock, $.001 par value, 100,000,000 shares authorized, 19,153,820 shares issued and outstanding	19,154	18,383
Additional paid-in capital	7,050,499	6,550,074
Deficit accumulated during development stage	(2,328,721)	(1,837,569)

Total Stockholders' Equity	4,740,932	4,730,888

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,146,833	$5,235,700

The accompanying notes are an integral part of the consolidated financial statements.

TIGER RENEWABLE ENERGY LTD. AND SUBSIDIARY
(Formerly Known As Tiger Ethanol International Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months and Six Months Ended July 31, 2008 and 2007 and Period from September 9, 2004 (Inception) through July 31, 2008 (unaudited)

	Three months		Six months		Inception
	Ended	Ended	Ended	Ended	through
	July 31	July 31	July 31	July 31	July 31
	2008	2007	2008	2007	2008

General & administrative expenses	$277,821	$165,544	$438,340	$439,006	$2,370,006
Loss on exchange of note payable (Note 4)	38,554		38,554		38,554
Interest (revenue) expense	12,642	(23,885)	18,632	(24,486)	(16,485)
Foreign exchange (gain) loss	3,439	(2,461)	9,817	(17,494)	(7,615)

	332,456	139,198	505,343	397,026	2,384,460

Minority interest in Joint Venture	(9,647)	(3,217)	(14,191)	(7,340)	(55,739)

NET LOSS	$322,809	$135,981	$491,152	$389,686	$2,328,731

Basic and diluted loss per common share	$0.02	$0.01	$0.03	$0.02	N/A

Weighted average number of common shares outstanding	18,734,015	17,602,528	18,558,383	17,074,750	N/A

The accompanying notes are an integral part of the consolidated financial statements.

TIGER RENEWABLE ENERGY LTD. AND SUBSIDIARY
(Formerly Known As Tiger Ethanol International Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
From September 9, 2004, (Inception) through July 31, 2008 ( unaudited)

				Deficit
				Accumulated
			Paid	During the
	Common Stock		In	Development
	Shares	Amount	Capital	Stage	Total

Shares issued to founders for cash	28,000,000	$28,000	$(27,600)	$-	$400
Contribution to capital by founders	-	-	7,650	-	7,650
Net loss	-	-	-	(9,508)	(9,508)
Balances at November 30, 2004	28,000,000	$28,000	$(19,950)	$(9,508)	$(1,458)

Shares issued for cash	7,162,750	7,163	95,185	-	102,348

Offering Costs	-	-	(20,000)	-	(20,000)

Contribution to capital by founders	-	-	34,200	-	34,200

Net loss	-	-	-	(58,819)	(58,819)
Balances at November 30, 2005	35,162,750	$35,163	$89,435	$(68,327)	$56,271

Voluntary surrender common shares	(25,000,000)	(25,000)	25,000	-	0

Compensation relating to the joint venture	5,000,000	5,000	138,000	-	143,000
Shares and warrants issued for cash	500,000	500	999,500	-	1,000,000
Contribution to capital by founders	-	-	17,533	-	17,533
Stock-based compensation	-	-	74,766	-	74,766

Net loss	-	-	-	(511,635)	(511,635)

Balances at November 30, 2006	15,662,750	$15,663	$1,344,234	$(579,962)	$779,935
Shares and warrants issued for stock payable	250,000	250	499,750	-	500,000

Stock-based compensation	-	-	31,522	-	31,522

Net loss	-	-	-	(295,772)	(295,772)

Balances at January 31, 2007	15,912,750	$15,913	$1,875,506	$(875,734)	$1,015,685

Shares and warrants issued for cash	2,250,000	2,250	4,497,750	-	4,500,000
Shares issued pursuant to exercise of stock options	220,000	220	10,780	-	11,000

Stock-based compensation	-	-	166,038	-	166,038

Net loss	-	-	-	(961,835)	(961,835)

Balances at January 31, 2008	18,382,750	$18,383	$6,550,074	$(1,837,569)	$4,730,888
Shares issued in exchange of debt	771,070	771	500,425		501,196

Net loss	-	-	-	(491,152)	(491,152)
Balances at July 31, 2008	19,153,820	$19,154	$7,050,499	$(2,328,721)	$4,740,932

The accompanying notes are an integral part of the consolidated financial statements.

TIGER RENEWABLE ENERGY LTD. AND SUBSIDIARY
(Formerly Known As Tiger Ethanol International Inc.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended July 31, 2008 and 2007 and Period from September 9, 2004 (Inception)
through July 31, 2008 (unaudited)

			Inception
	Six months	Six months	through
	Ended July 31	Ended July 31	July 31
	2008	2007	2008

Cash flows from operating activities:
Net loss	$(491,152)	$(389,686)	$(2,328,721)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed rent and salary expense	-	-	59,383
Stock-based compensation expense	-	31,522	272,326
Non-cash stock compensation relating to the joint venture	-		143,000
Minority interest in joint venture	(14,191)	(7,340)	(55,739)
Depreciation	1,813		5,439
Interest on note payable	12,642		12,642
Loss on exchange of note payable (Note 4)	38,554		38,554

Changes in:
Sundry current assets	(39,557)	(10,543)	(100,248)
Accounts payable and accrued liabilities	114,935	9,102	235,640
Net cash used in operating activities	(376,956)	(366,945)	(1,717,724)

Cash flows from investing activities:
Property and equipment	(155,491)	(1,798,850)	(4,953,517)

Net cash used in investing activities	(155,491)	(1,798,850)	(4,953,517)

Cash flows from financing activities:
Investment by minority interest	-	73,077	129,776
Proceeds from sale of common stock and warrants	-	4,508,000	5,582,748
Proceeds pursuant to exercise of stock options			11,000
Stock payable: common stock and warrants			500,000
Proceeds from note payable	250,345	-	591,631
Loan repayments	-	-	(91,286)

Net cash provided by financing activities	250,345	4,581,077	6,723,869

Net change in cash	(282,102)	2,415,282	52,628

Cash at beginning of period	334,730	1,063,780	-

Cash at end of period	$52,628	$3,479,062	$52,628

Supplemental Information:
Interest paid	$-	$-	$1,436

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Tiger Renewable Energy Ltd. (formally known as Tiger Ethanol International Inc.) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the year ended January 31, 2008, as reported in the Company’s Form 10-KSB, have been omitted.

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

	July 31, 2008	January 31, 2008

Deposit on machinery	$3,087,673	$2,940,281
Construction in progress	1,893,593	1,885,494
Automobile	18,130	18,130

	4,999,396	4,843,905
Less: accumulated depreciation	(5,439)	(3,626)

Balance	$4,993,957	$4,840,279

4. NOTE PAYABLE

During the three months ended July 31, 2008, the Company received an additional loan of $172,376 from DT Crystal Limited. On June 19, 2008, DT Crystal Limited exchanged $450,000, of the loan plus accrued interest of $12,642 totalling $462,642 into 771,070 shares of the Company’s common stock. The conversion price of these shares of the Company’s common stock, $.60 per share, is equal to the simple average of the selling price of the Company’s common stock traded during the Fifteen (15) business days prior to the closing date of this transaction, minus an adjustment of 7.5%, which resulted in a loss of $38,554 for the Company. The amount owed to DT Crystal Limited at July 31, 2008 is $47,376. The Company received loans totalling $2,969 from unrelated parties. The Company’s loans from DT Crystal Limited bear interest at 10% and are payable on demand.

5. JOINT VENTURE

On November 23, 2006 the Company invested in a joint venture named Xinjiang Yajia Distillate Company Limited (the “Venture”) to produce ethanol in the People’s Republic of China. The Company owns 90% of the Venture. Xinjiang Wangye Brewing Co. Ltd. and Guangdong Kecheng Trading Co. Ltd. each own 5% of the Venture. This ethanol will be produced from agricultural products. As at July 31, 2008, the Company has contributed $5,320,081 (RMB 39,900,608), including $3,732,000 (RMB 27,990,000) to registered capital and $1,618,659 (RMB 11,910,608) to investment. The two partners have each contributed $64,888 (RMB 486,660) and have to contribute RMB 2,623,340 to complete their contribution to registered capital of the joint venture.

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

On February 11, 2008 the Company changed its name to Tiger Renewable Energy Ltd.

Development Stage Expenditures

Development stage expenditures during the six-month period ended July 31, 2008 were $491,152, which consisted primarily of $154,234 in professional fees, $152,176 in salaries and $28,035 in travel expenditures. As for the six- month period ended July 31, 2007, the expenses were $389,686 which consisted primarily of $125,138 in professional fees, $171,275 in salaries and $30,739 in travel expenditures. As for the three month period ended July 31, 2008, the expenses were $322,809 and consisted primarily of $105,832 in professional fees, $132,687 in salaries and $5,603 in travel expenditures. For the three month period ended July 31, 2007, the expenses were $135,981 and consisted primarily of $16,174 in professional fees, $77,035 in salaries and $14,865 in travel expenditures.

Financial Condition, Liquidity and Capital Resources

The Company's principal capital resources have been acquired through the sale of shares of its common stock.

At July 31, 2008, the Company had negative working capital of $178,988 compared to negative working capital of $21,163 at January 31, 2008. This change is primarily the result of construction disbursements in China and development stage expenditures.

At July 31, 2008, the Company had total assets of $5,146,833 consisting of cash, current assets and property and equipment which compares with the Company's total assets at January 31, 2008, of $5,235,700. This change is primarily the result of cash disbursements.

At July 31, 2008, the Company's total liabilities were $405,901. Our total liabilities at January 31, 2008, were $504,812. The amount of $281,519 represents accounts payable and accrued professional fees and $50,345 is a note payable. The minority interest of $74,037 ($88,228 as at January 31, 2008) represents the participation to capital by the Company’s two partners in the Joint Venture.

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

Initially, the total investment in the Venture was set at RMB 14,000,000 out of which RMB 10,000,000 was registered capital. This amount was divided between the three parties as follows:

Xinjiang Wangye Brewing Co. Ltd.:	RMB	500,000	5%
Guangdong Kecheng Trading Co. Ltd:	RMB	500,000	5%
Tiger Renewable Energy Ltd .:	RMB	9,000,000	90%

On November 25, 2006 and June 6, 2007, the three parties executed Memorandums which collectively provide for the increase of the total investment in the Venture to RMB 50,000,000, including registered capital of RMB 31,100,000 and investment of RMB 18,900,000. The participation of each party remains the same, and the Company anticipates that its total contribution will equal RMB 45,000,000. Of this amount, to date, the Company has contributed $5,320,081 (RMB 39,900,608), including $3,732,000 (RMB 27,990,000) to registered capital and $1,618,659 (RMB 11,910,608) to investment. The two partners have each contributed $64,888 (RMB 486,660). The Memorandum provides that the Company will use commercially reasonable efforts to facilitate bank loans to enable Xinjiang Wangye Brewing Co. Ltd. and Guangdong Kecheng Trading Co. Ltd to invest in the Venture a total amount of approximately $125,000 each, the said amounts being used for the payment of their registered capital. Xinjiang Wangye Brewing Co. Ltd. and Guangdong Kecheng Trading Co. Ltd will provide their shareholder’s rights in the Venture to the Company as a guaranty for the Venture to the Company as a guaranty for the bank loans.

Total Investment:	RMB	50,000,000

Investment contributed by the parties in total registered capital

Xinjiang Wangye Brewing Co. Ltd.:	RMB	1,555,000	5%
Guangdong Kecheng Trading Co. Ltd:	RMB	1,555,000	5%
Tiger Ethanol International Inc.:	RMB	27,990,000	90%

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

The Venture is governed by a Board of Directors consisting of five members, one of which is appointed by Xinjiang Wangye Brewing Co. Ltd., one by Guangdong Kecheng Trading Co. Ltd and three by the Company. The Chairman and Vice-Chairman of the Board are appointed by the Board and have a term of office of four years, which term may be renewed. Resolutions of the Ventures’ Board are adopted or rejected upon a majority vote, except that certain significant issues concerning strategic direction require unanimous approval. The operation and management of the Venture are overseen by a General Manager nominated by Guangdong Kecheng Trading Co. Ltd for a period of four years. The General Manager’s duties and responsibilities consist of carrying out the various resolutions of the Venture’s Board of Directors and to organize and manage the daily operations of the Venture. The General Manager has the authority to delegate duties to subordinates; however, he retains overall operating responsibility. The General Manager of the Venture reports directly to the Company’s Chief Executive Officer.

During the period covered by this Report, Mr. James Leung, the Company’s former Chief Executive Officer, spent 75% of his time on the Hami project overseeing and supervising the Venture’s operations and maintains daily contact with the Venture’s General Manager. The Venture has hired a bilingual accountant who reports to the Chief Financial Officer of the Company. Such hiring was accomplished under the supervision of the Company’s management.

Effective as of September 9, 2008, Mr. James Pak Chiu Leung has resigned as the Company’s Chief Executive Officer and as a member of the Company’s Board of Directors. As of September 12, 2008, the Company has appointed Robert George Clarke as Chief Executive Officer. Mr. Clarke has served as the Company’s Chairman and member of the Company’s Board of Directors since July 15, 2008. At the present time, Mr. Clarke is not receiving any compensation for his services to the Company.

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

As of July 31, 2008, there has been no change in the Company’s internal control over financial reporting that has materially affected or is likely to materially affect the Company’s internal control over financial reporting. In addition, the Company is continuing its effort to remediate the material weakness identified as of January 31, 2008.

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

The Company is not, and has not been during the period covered by this Quarterly Report, a party to any legal proceedings.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

June 25, 2008 issuance of 771,070 Shares of Common Stock

On June 25, 2008, the Company issued seven hundred seventy one thousand and seventy (771,070) shares of common stock to DT Crystal Holdings Limited. These shares were issued pursuant to an Exchange Agreement entered into between the Company and DT Crystal Holdings Limited as of June 19, 2008. The Company owed $462,642 to DT Crystal Holdings Limited as of June 19, 2008, consisting of loans in the amount $450,000, plus accrued interest totalling $12,642. The Company and DT Crystal Holdings Limited elected to convert this debt into 771,070 shares of the Company’s common stock. The conversion price of these shares of the Company’s common stock, $.60 per share, is equal to the average of the selling price of the Company’s common stock traded during the Fifteen (15) business days prior to the closing date of this transaction, minus an adjustment of 7.5%

The aforementioned stock issuance transaction was made with non-U.S. persons and was undertaken by the Company in reliance upon the exemption from securities registration of Regulation S of the U.S. Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

Item 3: Defaults Upon Senior Securities

Not Applicable.

Item 4: Submission of Matters to a Vote of Security Holders

There have been no meetings of security holders during the period covered by this Quarterly Report.

No matters were submitted to the vote of the Company’s security holders during the second quarter of the fiscal year covered by this Quarterly Report.

Item 5: Other Information

Not Applicable.

Item 6: Exhibits

(a)   Exhibits

Exhibit No.	Description of Exhibits

Exhibit 10.27	Exchange Agreement by and between the Company and DT Crystal Holdings Limited, dated as of June 19, 2008.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIGER RENEWABLE ENERGY LTD.
(Registrant)

Dated: September 18, 2008
	By:	/s/ Robert George Clarke
		Name:	Robert George Clarke
		Title:	Principal Executive Officer

Dated: September 18, 2008
	By:	/s/ Michel St-Pierre
		Name:	Michel St-Pierre
		Title:	Principal Financial Officer and Chief Accounting Officer