Form 10-Q
period 2008-10-31
Tiger Renewable Energy Ltd.
filed 2008-12-15
CIK 1307701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: October 31, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The Issuer had 19,309,441 shares of Common Stock, par value $.001, outstanding as of December 15, 2008.

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

Item 1: Financial Statements

TIGER RENEWABLE ENERGY LTD. AND SUBSIDIARY
(Formerly Known As Tiger Ethanol International Inc.)
 (A Development Stage Company)
CONSOLIDATED BALANCE SHEET

	October 31	January 31
	2008	2008
	(unaudited)	(audited)

ASSETS
Current assets:

Cash	$5,351	$334,730
Sundry current assets	80,706	60,691

TOTAL CURRENT ASSETS	86,057	395,421

Property and equipment, at cost, less accumulated depreciation (Note 3)	7,066,677	4,840,279

TOTAL ASSETS	$7,152,734	$5,235,700

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities (Note 4)	$2,520,980	$166,584
Note payable (note 5)	54,671	250,000

TOTAL CURRENT LIABILITIES	2,575,651	416,584

Minority interest in Joint Venture	55,613	88,228

STOCKHOLDERS' EQUITY

Common stock, $.001 par value, 100,000,000 shares authorized, 19,309,441 shares issued and outstanding	19,310	18,383
Additional paid-in capital	7,106,366	6,550,074
Deficit accumulated during development stage	(2,604,206)	(1,837,569)

Total Stockholders' Equity	4,521,470	4,730,888

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,152,734	$5,235,700

The accompanying notes are an integral part of the consolidated financial statements.

TIGER RENEWABLE ENERGY LTD. AND SUBSIDIARY
(Formerly Known As Tiger Ethanol International Inc.)
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months and Nine Months Ended October 31, 2008 and 2007 and Period from September 9, 2004 (Inception) through October 31, 2008 (unaudited)

	Three months		Nine months		Inception
	Ended	Ended	Ended	Ended	through
	October 31	October 31	October 31	October 31	October 31
	2008	2007	2008	2007	2008

General & administrative expenses	$277,783	$337,174	$716,123	$776,180	2,647,789
Loss on exchange of accounts payable (Note 4)	17,118		17,118		17,118
Loss on exchange of note payable (Note 5)	-	38,554	38,554
Interest (revenue) expense	1,096	(11,873)	19,728	(36,359)	(15,389)
Foreign exchange (gain) loss	(2,088)	(6,894)	7,729	(24,388)	(9,703)

	293,909	318,407	799,252	715,433	2,678,369

Minority interest in Joint Venture	(18,424)	(5,365)	(32,615)	(12,705)	(74,163)

NET LOSS	$275,485	$313,042	$766,637	$702,728	2,604,206

Basic and diluted loss per common share	$0.01	$0.02	$0.04	$0.04	N/A

Weighted average number of common shares outstanding	19,290,421	18,382,750	18,802,395	17,510,750	N/A

The accompanying notes are an integral part of the consolidated financial statements.

TIGER RENEWABLE ENERGY LTD. AND SUBSIDIARY
(Formerly Known As Tiger Ethanol International Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
From September 9, 2004, (Inception) through October 31, 2008 ( unaudited)

				Deficit
				Accumulated
			Paid	During the
	Common Stock		In	Development
	Shares	Amount	Capital	Stage	Total

Shares issued to founders for cash	28,000,000	$28,000	$(27,600)	$-	$400
Contribution to capital by founders	-	-	7,650	-	7,650
Net loss	-	-	-	(9,508)	(9,508)
Balances at November 30, 2004	28,000,000	$28,000	$(19,950)	$(9,508)	$(1,458)

Shares issued for cash	7,162,750	7,163	95,185	-	102,348

Offering Costs	-	-	(20,000)	-	(20,000)

Contribution to capital by founders	-	-	34,200	-	34,200

Net loss	-	-	-	(58,819)	(58,819)
Balances at November 30, 2005	35,162,750	$35,163	$89,435	$(68,327)	$56,271

Voluntary surrender common shares	(25,000,000)	(25,000)	25,000	-	0

Compensation relating to the joint venture	5,000,000	5,000	138,000	-	143,000
Shares and warrants issued for cash	500,000	500	999,500	-	1,000,000
Contribution to capital by founders	-	-	17,533	-	17,533
Stock-based compensation	-	-	74,766	-	74,766

Net loss	-	-	-	(511,635)	(511,635)

Balances at November 30, 2006	15,662,750	$15,663	$1,344,234	$(579,962)	$779,935
Shares and warrants issued for stock payable	250,000	250	499,750	-	500,000

Stock-based compensation	-	-	31,522	-	31,522

Net loss	-	-	-	(295,772)	(295,772)

Balances at January 31, 2007	15,912,750	$15,913	$1,875,506	$(875,734)	$1,015,685

Shares and warrants issued for cash	2,250,000	2,250	4,497,750	-	4,500,000
Shares issued pursuant to exercise of stock options	220,000	220	10,780	-	11,000

Stock-based compensation	-	-	166,038	-	166,038

Net loss	-	-	-	(961,835)	(961,835)

Balances at January 31, 2008	18,382,750	$18,383	$6,550,074	$(1,837,569)	$4,730,888
Shares issued in exchange of note payable	771,070	771	500,425	-	501,196
Shares issued in exchange of accounts payable	155,621	156	55,867	-	56,023
Net loss	-	-	-	(766,637)	(766,637)
Balances at October 31, 2008	19,309,441	$19,310	$7,106,366	$(2,604,206)	$4,521,470

The accompanying notes are an integral part of the consolidated financial statements.

TIGER RENEWABLE ENERGY LTD. AND SUBSIDIARY
(Formerly Known As Tiger Ethanol International Inc.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended October 31, 2008 and 2007 and Period from September 9, 2004 (Inception)
through October 31, 2008 (unaudited)

			Inception
	Nine months	Nine months	through
	Ended October 31	Ended October 31	October 31
	2008	2007	2008

Cash flows from operating activities:
Net loss	$(766,637)	$(702,728)	$(2,604,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed rent and salary expense	-	-	59,383
Stock-based compensation expense	-	166,038	272,326
Non-cash stock compensation
relating to the joint venture	-		143,000
Minority interest in joint venture	(32,615)	(12,705)	(74,163)
Depreciation	2,720		6,346
Loss on exchange of accounts
payable (Note 4)	17,118		17,118
Interest on note payable	12,642		12,642
Loss on exchange of note payable (Note 5)	38,554		38,554

Changes in:
Sundry current assets	(20,015)	(26,239)	(80,706)
Accounts payable and accrued liabilities	320,025	42,597	440,730
Net cash used in operating activities	(428,208)	(533,337)	(1,768,976)

Cash flows from investing activities:
Property and equipment	(155,841)	(4,317,850)	(4,953,867)

Net cash used in investing activities	(155,841)	(4,317,850)	(4,953,867)

Cash flows from financing activities:
Investment by minority interest	-	73,077	129,776
Proceeds from sale of common stock and warrants	-	4,511,000	5,582,748
Proceeds pursuant to exercise of stock options			11,000
Stock payable: common stock and warrants			500,000
Proceeds from note payable	254,670	-	595,956
Loan repayments	-	-	(91,286)

Net cash provided by financing activities	254,670	4,584,077	6,728,194

Net change in cash	(329,379)	(267,110)	5,351

Cash at beginning of period	334,730	1,063,780	-

Cash at end of period	$5,351	$796,670	$5,351

Supplemental Information:
Interest paid	$-	$-	$1,436

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

2. GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. The Company’s ability to become and maintain itself as a going concern is dependant upon its ability to raise additional funds through either the sale of equity securities or issuance of debt. The Company believes it will be able to raise the additional financing necessary for the Company to become and maintain itself as a going concern, however, there is no assurance that financing will be obtained. To date, the required additional capital has not been obtained and construction of the plant has not been completed.  The current climate for raising new capital in the United States and Europe make it unlikely that new capital will come from either of those regions.  The focus in recent months has been on Asian capital sources.  A Hong Kong-based financial agent has been retained to identify possible sources of capital and discussions are underway.

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

	October 31, 2008	January 31, 2008

Deposit on machinery	$4,417,557	$2,940,281
Construction in progress	2,637,336	1,885,494
Automobile	18,130	18,130

	7,073,023	4,843,905
Less: accumulated depreciation	(6,346)	(3,626)

Balance	$7,066,677	$4,840,279

4.  ACCOUNTS PAYABLES AND ACCRUED LIABILITIES

On August 12, 2008, one of the Company’s lawyers sold his receivable from the Company in the amount of $38,905 to Buck Master Overseas S.A. The corporation Buck Master Overseas S.A. then exchanged $38,905 of accounts payables for 155,621 shares of the Company’s common stock.  The conversion price of these shares of the Company’s common stock, $.25 per share, is equal to the proposed maximum exchange offering purchase price per share provided in the Registration Statement Form S-1/A which resulted in a cost of $17,118 for the Company.   The aforementioned stock issuance transaction was made with non-U.S. persons and was undertaken by the Company in reliance upon the exemption from securities registration of Regulation S of the U.S. Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.  The amount owed to such lawyer at October 31, 2008 is $0.  The amount of $447,704 represents accounts payable and accrued professional fees, $2,073,276 is for property plant and equipment payables.

5. NOTE PAYABLE

During the three months ended July 31, 2008, the Company received an additional loan of $172,376 from DT Crystal Limited.  On June 19, 2008, DT Crystal Limited exchanged $450,000 of the loan plus accrued interest of $12,642 totalling $462,642 into 771,070 shares of the Company’s common stock.  The conversion price of these shares of the Company’s common stock, $.60 per share, is equal to the simple average of the selling price of the Company’s common stock traded during the Fifteen (15) business days prior to the closing date of this transaction, minus an adjustment of 7.5%, which resulted in a loss of $38,554 for the Company.   The amount owed to DT Crystal Limited at October 31, 2008 is $43,843. The Company received loans totalling $10,828 from unrelated parties. The Company’s loans from DT Crystal Limited bear interest at 10% and are payable on demand.

6. JOINT VENTURE

On November 23, 2006 the Company invested in a joint venture named Xinjiang Yajia Distillate Company Limited (the “Venture”) to produce ethanol in the People’s Republic of China. The Company owns 90% of the Venture. Xinjiang Wangye Brewing Co. Ltd. and Guangdong Kecheng Trading Co. Ltd. each own 5% of the Venture. This ethanol will be produced from agricultural products. As at October 31, 2008, the Company has contributed $5,320,081 (RMB 39,900,608), including $3,732,000 (RMB 27,990,000) to registered capital and $1,618,659 (RMB 11,910,608) to investment. The two partners have each contributed $64,888 (RMB 486,660) and have to contribute RMB 2,623,340 to complete their contribution to registered capital of the joint venture.

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

On February 11, 2008 the Company changed its name to Tiger Renewable Energy Ltd.

Development Stage Expenditures

Development stage expenditures during the nine-month period ended October 31, 2008 were $766,637, which consisted primarily of $337,917 in professional fees, $263,649 in salaries and $28,035 in travel expenditures.  As for the nine- month period ended October 31, 2007, the expenses were $702,728 which consisted primarily of $192,591 in professional fees, $263,155 in salaries and $57,589 in travel expenditures and $166,038 in compensation expenses. As for the three month period ended October 31, 2008, the expenses were $275,485 and consisted primarily of $188,116 in professional fees and $69,557 in salaries. For the three month period ended October 31, 2007, the expenses were $313,042 and consisted primarily of $69,417 in professional fees, $91,880 in salaries and $19,518 in travel expenditures and $134,516 in compensation expenses.

Financial Condition, Liquidity and Capital Resources

The Company's principal capital resources have been acquired through the sale of shares of its common stock.

At October 31, 2008, the Company had negative working capital of $2,489,594 compared to negative working capital of $21,163 at January 31, 2008. This change is primarily the result of construction disbursements in China and development stage expenditures.

At October 31, 2008, the Company had total assets of $7,152,734 consisting of cash, current assets and property and equipment. At October 31, 2007 the Company had total assets $5,235,700. This change is primarily the result of accounts payable on property and equipment.

At October 31, 2008, the Company's total liabilities were $2,631,264. The Company's liabilities at January 31, 2008, were $504,812. The amount of $447,704 represents accounts payable and accrued professional fees, $2,073,276 is for property plant and equipment payables and $54,671 is a note payable. The minority interest of $55,613 ($88,228 as at January 31, 2008) represents the participation to capital by the Company’s two partners in the Joint Venture.

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

On November 25, 2006 and June 6, 2007, the three parties executed Memorandums which collectively provide for the increase of the total investment in the Venture to RMB 50,000,000, including registered capital of RMB 31,100,000 and investment of RMB 18,900,000. The participation of each party remains the same, and the Company anticipates that its total contribution will equal RMB 45,000,000. Of this amount, to date, the Company has contributed $5,320,081 (RMB 39,900,608), including $3,732,000 (RMB 27,990,000) to registered capital and $1,618,659 (RMB 11,910,608) to investment. The Company’s two partners have each contributed $64,888 (RMB 486,660). The Memorandum provides that the Company will use commercially reasonable efforts to facilitate bank loans to enable Xinjiang Wangye Brewing Co. Ltd. and Guangdong Kecheng Trading Co. Ltd to invest in the Venture a total amount of approximately $125,000 each, the said amounts being used for the payment of their registered capital. Xinjiang Wangye Brewing Co. Ltd. and Guangdong Kecheng Trading Co. Ltd will provide their shareholder’s rights in the Venture to the Company as a guaranty for the Venture to the Company as a guaranty for the bank loans.

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

Effective as of September 9, 2008, Mr. James Pak Chiu Leung resigned as the Company’s Chief Executive Officer and as a member of the Company’s Board of Directors. As of September 12, 2008, the Company appointed Robert George Clarke as Chief Executive Officer. Mr. Clarke has served as the Company’s Chairman and member of the Company’s Board of Directors since July 15, 2008. At the present time, Mr. Clarke is not receiving any compensation for his services to the Company.

The Venture intends to initially construct and operate a 20,000 metric ton annual capacity ethanol plant in Hami District. The Venture began constructing its ethanol plant in May of 2007. As discussed below, the Venture plans to operate this fuel ethanol production plant in Western China. The Venture plans to initially utilize locally grown corn as its bio-mass supply; however the Venture may switch to the use of sugar beets over a period of several years. The Hami plant is expected to commence production in March of 2009.  After the Hami plant commences operations, it will take approximately eight months to achieve the full design annual production rate of 20,000 metric tons. The Company will require approximately fifty (50) employees prior to commencing production. At full capacity the plant is expected to employ a total of between eighty (80) and one hundred and twenty (120) production and administrative workers. (The prevailing labor rates in Western China expected to be paid to the Venture’s employees are approximately $2,400 per year at current exchange rates). At the present time, the Company has ten (10) employees in China.

To commence the production of ethanol, the Venture anticipates that it will require $10,000,000 for all costs including construction, plant ramp-up, associated initial production costs and working capital. The Venture plans to expend approximately $7,000,000 on engineering, construction and related costs for plant and equipment. It is anticipated that these expenditures will include approximately $1,500,000 for the ethanol plant, $1,125,000 for a steam plant, $1,375,000 for a recycling water station, storage tanks and an air pressure station, $500,000 for a workers’ dormitory and warehouse, $400,000 for a water treatment pool and $2,100,000 for other expenses. To date, the Venture has spent $5,000,000 of the $7,000,000 in planned expenditures on engineering and construction. We anticipate that we will need to raise an additional $5,700,000 to complete the ethanol manufacturing plant and commence production.

To date, the required additional capital has not been obtained and construction of the plant has not been completed.  The current climate for raising new capital in the United States and Europe make it unlikely that new capital will come from either of those regions.  The focus in recent months has been on Asian capital sources.  A Hong Kong-based financial agent has been retained to identify possible sources of capital and discussions are underway.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T: Controls and Procedures

As of the end of the period covered by this Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934 (the “Exchange Act”). Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and this information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

As reported in the Company’s Annual Report for the year ended January 31, 2008, the Company evaluated its internal control over financial reporting, under the supervision of the Company’s Chief Financial Officer as of January 31, 2008. Based on its evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of January 31, 2008 because it identified a material weakness in its internal control over the period-end financial reporting process.

The Company is in the process of improving its internal control over financial reporting in an effort to remediate this material weakness by improving period-end closing procedures and requiring all period-end recurring and non-recurring adjustments be reviewed by the Chief Financial Officer.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended October 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

The Company is not, and has not been during the period covered by this Quarterly Report, a party to any legal proceedings.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

On August 12, 2008, Pellerin lawyers exchanged $38,905 of accounts payables for 155,621 shares of the Company’s common stock.  The conversion price of these shares of the Company’s common stock, $.25 per share, is equal to the proposed maximum exchange offering purchase price per share provided in the Registration Statement Form S-1/A which resulted in a cost of $17,118 for the Company.   The aforementioned stock issuance transaction was made with non-U.S. persons and was undertaken by the Company in reliance upon the exemption from securities registration of Regulation S of the U.S. Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

Item 3: Defaults Upon Senior Securities

Not Applicable.

Item 4: Submission of Matters to a Vote of Security Holders

There have been no meetings of security holders during the period covered by this Quarterly Report.

No matters were submitted to the vote of the Company’s security holders during the period covered by this Quarterly Report.

Item 5: Other Information

Not Applicable.

Item 6: Exhibits

(a)   Exhibits

Exhibit No.	Description of Exhibits

Exhibit 10.28	Exchange Agreement by and between the Company and Pellerin lawyers, dated as of August 12, 2008.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIGER RENEWABLE ENERGY LTD.
(Registrant)

Dated: December 15, 2008
	By:	/s/ Robert George Clarke
		Name:	Robert George Clarke
		Title:	Principal Executive Officer

Dated: December 15, 2008
	By:	/s/ Michel St-Pierre
		Name:	Michel St-Pierre
		Title:	Principal Financial Officer and Chief Accounting Officer