Form 10-K
period 2009-01-31
Tiger Renewable Energy Ltd.
filed 2009-05-18
CIK 1307701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: January 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number:   000-51388

TIGER RENEWABLE ENERGY LTD.
(Exact Name of Registrant as Specified in its Charter)

Nevada	84-1665042
(State of other jurisdiction of	(IRS Employer Identification
incorporation or organization)	Number)

Sino Favour Centre
1 On Yip Street, Suite 1302
Chai Wan, Hong Kong
(Address of principal executive offices)

514-402-2538
 (Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,770,196 at July 31, 2008.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The Issuer had 19,373,375 shares of Common Stock, par value $.001, outstanding as of April 30, 2009.

FORWARD LOOKING STATEMENTS

This Report on Form 10-K (this “Report”) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “contemplates,” “continues,” “estimates,” “anticipates,” “expects,” “intends,” “may,” “will” or “should,” or, in each case, their negative or other variations or comparable terminology. You should read statements that contain these words carefully because they:

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

We believe it is important to communicate our expectations to our stockholders. However, there may be events in the future that we are not able to predict accurately or over which we have no control. The risk factors and cautionary language discussed in this Report provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by us in such forward-looking statements, including among other things:

•	the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government actions relating to the Company;

•	changes in political, economic or industry conditions, the interest rate environment or financial and capital markets,which could result in changes in demand for products or services;

•	terrorist activities and international hostilities, which may adversely affect the general economy, financial and capital markets;

•	the Company’s business strategy and plans;

•	the introduction, withdrawal, success and timing of business initiatives and strategies;

•	harm to the Company’s reputation;

•	fluctuations in customer demand;

•	management of rapid growth;

•	the impact of increased competition;

•	the impact of future acquisitions; and

•	the ability to attract and retain highly talented professionals.

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

Our Business

We are a development stage company. During the fiscal year ended January 31, 2009, the Company was a party to a joint venture named Xinjiang Yajia Distillate Company Limited (the “Venture”) to produce ethanol in the People’s Republic of China. The Company owned 90% of the Venture. Xinjiang Wangye Brewing Co. Ltd. and Guangdong Kecheng Trading Co. Ltd. each own 5% of the Venture. This ethanol was to be produced from agricultural products.  We aspired to become a significant ethanol manufacturer serving the needs of China’s rapidly expanding personal and commercial transportation market segments.

The Venture intended to construct and operate a 20,000 metric ton annual capacity ethanol plant in Hami District of China. To commence the production of ethanol, the Venture anticipated that it would require $9.5 million for all costs including construction, plant ramp-up, associated initial production costs and working capital. The Venture planed to expend approximately $6,500,000 on engineering, construction and related costs for plant and equipment. These expenditures were to include approximately $1,250,000 for the ethanol plant, $1,000,000 for a steam plant, $1,250,000 for a recycling water station, storage tanks and an air pressure station, $500,000 for a workers’ dormitory and warehouse, $400,000 for a water treatment pool and $2,100,000 for other expenses. The Venture spent $4,800,000 of the $6,500,000 in planned expenditures on engineering and construction. We determined that we needed to raise an additional $4,700,000 to complete the ethanol manufacturing plant and commence production.

Due to a lack of financing and the recent deterioration of world financial markets, the Company’s board of directors determined that it was in our best interest to initiate a complete and total withdrawal from the ethanol business.

On January 31, 2009, the Company and DT Crystal Holdings Limited entered into an Assignment and Assumption Agreement for the assignment of the Company’s ninety percent (90%) equity interest in the joint-venture corporation, Xinjiang Yajia Distillate Company Limited, in exchange for DT’s assumption of all debt related to the joint-venture and the assumption of responsibility for raising the additional capital to finalize the project.  The assignment includes all the Company’s rights and obligations in its capacity as a shareholder of the joint-venture under the Contract of the Joint Venture of Xinjiang Yajia Brewing Company of November 23, 2006, as amended June 6, 2007, and any other documents or instruments delivered pursuant thereto and any other rights and obligations the Company may have in relation to the project.

Since the Company entered into the Assignment and Assumption Agreement on January 31, 2009, the Company has had no operations.  The Company is presently seeking new business opportunities.  The Company is uncertain whether it will be able to identify an appropriate business opportunity.  If the Company is unable to identify appropriate business opportunities or raise adequate funding to implement new plans, the Company will not be able to resume business operations.

On January 29, 2009, the Company and Wellington Capital Management Inc. (“Wellington”) entered into a Purchase and Sale Agreement to acquire a 30% working interest in certain oil and gas leases.  Due to the current business environment and the difficulty of raising capital, on April 5, 2009 the Company and Wellington agreed to terminate this Purchase and Sale Agreement.  The Company and Wellington have entered into a mutual release.

On March 25, 2009, the Company and the sole shareholder of Financial Media Net, Inc. (“FMN”) entered into a letter of intent for the acquisition of 100% of the paid and outstanding shares of Common Stock of FMN.  While no price for the Common Stock was established, it was agreed that the final conditions and price would be negotiated in the next 120 days, following a complete due diligence of FMN by the Company.

FMN is a developmental stage financial networking company dedicated to fulfilling the traditional and contemporary needs of the financial community. FMN is in the process of creating an online financial networking community that will be known as www.bullsnbears.com which will provide a unique forum for communication and business networking through an online medium to the various individuals, companies and groups that form the financial community. FMN will also attempt to operate as a financial search engine providing all the pertinent data that its members need in one location.

Following the Company’s due diligence and discussions with FMN, and in view of the current business environment and difficulty in raising capital, the Company and Financial Media Net, Inc. decided not to pursue this transaction, and on May 14, 2009, the parties mutually agreed to terminate the letter of intent.

As of the date hereof, the Company has three (3) officers, Robert Clarke, Michel St-Pierre and Claude Pellerin. The Company does not have employment agreements with these officers or other employees.

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

You may also request a copy of our filings at no cost, by writing or telephoning us at:

TIGER RENEWABLE ENERGY LTD.
Sino Favour Centre
1 On Yip Street, Suite 1302
Chai Wan, Hong Kong
Tel: 514-402-2538
Fax: 852-2158-3608
Attention: Mr. Robert C. Clarke
Chief Executive Officer, President and Director

ITEM 1A:	RISK FACTORS

Not applicable.

ITEM 1B:	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2:	PROPERTIES

The Company does not own any real estate. The Company does not plan on investing in real estate in the near future. The Company is currently utilizing office space in Hong Kong, which is being supplied at no cost by the Company’s Chief Executive Officer.

ITEM 3:	LEGAL PROCEEDINGS

The Company is not, and has not been during the period covered by this Report, a party to any legal proceedings.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	Common Stock
Quarter ended	High	Low
April 30, 2007	3.98	2.00
July 31, 2007	3.80	2.25
October 31, 2007	3.10	2.35
January 31, 2008	2.75	1.40
April 30, 2008	2.49	0.84
July 31, 2008	1.28	0.22
October 31, 2008	0.53	0.09
January 31, 2009	0.19	0.03

(b) Holders.

As of April 30, 2009, the Company had 19 shareholders of record.

(c) Dividends.

The Company has never declared or paid cash dividends. We do not currently intend to pay cash dividends on our common stock in the foreseeable future. Indeed, we anticipate retaining any earning for use in the continued development of the Company.

(d) Securities authorized for issuance under equity compensation plans (as of January 31, 2009).

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	n/a	n/a	n/a

Equity compensation plans not approved by security holders	2,000,000	0.96	1,722,500

Total	2,000,000	0.96	1,722,500

On October 5, 2006, the Company’s Board of Directors adopted an Equity Incentive Plan, and authorized the Company to issue options for the purchase of up to 2,000,000 shares of the Company’s common stock, pursuant to the terms and conditions set forth therein.

ITEM 6:	SELECTED FINANCIAL DATA

Pursuant to permissive authority under Regulation S-K, Rule 301, we have omitted selected financial data.

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On February 11, 2008 the Company changed its name to Tiger Renewable Energy Ltd.

We are a development stage company. During the fiscal year ended January 31, 2009, the Company was a party to a joint venture named Xinjiang Yajia Distillate Company Limited (the “Venture”) to produce ethanol in the People’s Republic of China. The Company owned 90% of the Venture. Xinjiang Wangye Brewing Co. Ltd. and Guangdong Kecheng Trading Co. Ltd. each own 5% of the Venture. This ethanol was to be produced from agricultural products.  We aspired to become a significant ethanol manufacturer serving the needs of China’s rapidly expanding personal and commercial transportation market segments.

The Venture intended to construct and operate a 20,000 metric ton annual capacity ethanol plant in Hami District of China. To commence the production of ethanol, the Venture anticipated that it would require $9.5 million for all costs including construction, plant ramp-up, associated initial production costs and working capital. The Venture planed to expend approximately $6,500,000 on engineering, construction and related costs for plant and equipment. These expenditures were to include approximately $1,250,000 for the ethanol plant, $1,000,000 for a steam plant, $1,250,000 for a recycling water station, storage tanks and an air pressure station, $500,000 for a workers’ dormitory and warehouse, $400,000 for a water treatment pool and $2,100,000 for other expenses. The Venture spent $4,800,000 of the $6,500,000 in planned expenditures on engineering and construction. We determined that we needed to raise an additional $4,700,000 to complete the ethanol manufacturing plant and commence production.

Due to a lack of financing and the recent deterioration of world financial markets, the Company’s board of directors determined that it was in our best interest to initiate a complete and total withdrawal from the ethanol business.

On January 31, 2009, the Company and DT Crystal Holdings Limited entered into an Assignment and Assumption Agreement for the assignment of the Company’s ninety percent (90%) equity interest in the joint-venture corporation, Xinjiang Yajia Distillate Company Limited, in exchange for DT’s assumption of all debt related to the joint-venture and the assumption of responsibility for raising the additional capital to finalize the project.  The assignment includes all the Company’s rights and obligations in its capacity as a shareholder of the joint-venture under the Contract of the Joint Venture of Xinjiang Yajia Brewing Company of November 23, 2006, as amended June 6, 2007, and any other documents or instruments delivered pursuant thereto and any other rights and obligations the Company may have in relation to the project.

Since the Company entered into the Assignment and Assumption Agreement on January 31, 2009, the Company has had no operations.  The Company is presently seeking new business opportunities.  The Company is uncertain whether it will be able to identify an appropriate business opportunity.  If the Company is unable to identify appropriate business opportunities or raise adequate funding to implement new plans, the Company will not be able to resume business operations.

On January 29, 2009, the Company and Wellington Capital Management Inc. (“Wellington”) entered into a Purchase and Sale Agreement to acquire a 30% working interest in certain oil and gas leases.  Due to the current business environment and the difficulty of raising capital, on April 5, 2009 the Company and Wellington agreed to terminate this Purchase and Sale Agreement.  The Company and Wellington have entered into a mutual release.

On March 25, 2009, the Company and the sole shareholder of Financial Media Net, Inc. (“FMN”) entered into a letter of intent for the acquisition of 100% of the paid and outstanding shares of Common Stock of FMN.  While no price for the Common Stock was established, it was agreed that the final conditions and price would be negotiated in the next 120 days, following a complete due diligence of FMN by the Company.

FMN is a developmental stage financial networking company dedicated to fulfilling the traditional and contemporary needs of the financial community. FMN is in the process of creating an online financial networking community that will be known as www.bullsnbears.com which will provide a unique forum for communication and business networking through an online medium to the various individuals, companies and groups that form the financial community. FMN will also attempt to operate as a financial search engine providing all the pertinent data that its members need in one location.

Following the Company’s due diligence and discussions with FMN, and in view of the current business environment and difficulty in raising capital, the Company and Financial Media Net, Inc. decided not to pursue this transaction, and on May 14, 2009, the parties mutually agreed to terminate the letter of intent.

As of the date hereof, the Company has three (3) officers, Robert Clarke, Michel St-Pierre and Claude Pellerin. The Company does not have employment agreements with these officers or other employees.

Development Stage Expenditures

Development stage expenditures during the fiscal year ended January 31, 2009 were $5,526,077, which consisted primarily of $4,946,306 in loss of disposal on investment, $214,489 in professional fees, $186,694 in salaries, $21,488 in insurance expenditures. For the year ended January 31, 2008 the development stage expenditures were $961,835, which consisted primarily of $339,676 in professional fees, $271,019 in salaries, and $65,552 in travel expenditures.

Financial Condition, Liquidity and Capital Resources

The Company's principal capital resources have been acquired through the sale of shares of its common stock.

At January 31, 2009, we had negative working capital of $1,227,740 compared to working capital of $21,163 at January 31, 2008. This change is primarily the result of general and administrative expenses.

At January 31, 2009, the Company had total assets of $1,027,426 consisting of cash, investment and sales taxes receivable, which compares with the Company's total assets at January 31, 2008, of $5,235,700 consisting mainly of cash, deposit on machinery and construction in progress. This decrease in cash, deposit on machinery and construction in progress is primarily the result of the decision of the Company and DT Crystal Holdings Limited to enter into an Assignment and Assumption Agreement for the assignment of the Company’s ninety percent (90%) equity interest in the joint-venture corporation, Xinjiang Yajia Distillate Company Limited, in exchange for DT’s assumption of all debt related to the joint-venture and the assumption of responsibility for raising the additional capital to finalize the project.  The assignment includes all the Company’s rights and obligations in its capacity as a shareholder of the joint-venture under the Contract of the Joint Venture of Xinjiang Yajia Brewing Company of November 23, 2006, as amended June 6, 2007, and any other documents or instruments delivered pursuant thereto and any other rights and obligations the Company may have in relation to the project.

At January 31, 2009, the Company's total liabilities were $1,255,166. Our total liabilities at January 31, 2008, were $504,812. The amount of $1,000,000 represents amount payable on Working Interest in Oil and Gas Leases, $214,855 represents accounts payable and accrued professional fees and $40,311 represents a loan.

Plan of Operations

The Company’s Cash Requirements

With the market for ethanol at an all-time low and investor sentiment toward that industry being negative at present, the board and management concluded that the Hami project was not going to result in a viable business even if more capital was available, and thus decided to identify new opportunities for Tiger.

Since the Company entered into the Assignment and Assumption Agreement on January 31, 2009, the Company has had no operations.  The Company is presently seeking new business opportunities.  The Company is uncertain whether it will be able to identify an appropriate business opportunity.

The Company intends to provide funding for operation through a combination of the private placement of its equity securities, the public sales of its equity securities and limited borrowing from banks located in North America.

Our auditors issued an opinion in their audit report as of January 31, 2009 expressing uncertainty regarding the ability of our Company to continue as a going concern.  This means that there is substantial doubt that we can continue as an ongoing business without additional financing and/or generating profits from our operations.  We have a history of operating losses, limited funds and may continue to incur operating losses. Management's plan for the Company's continued existence includes selling additional stock through private placements and borrowing additional funds to pay overhead expenses while maintaining marketing efforts to raise the Company’s sales volume. The future success of the Company is dependent upon its ability to achieve profitable operations, generate cash from operating activities and obtain additional financing. There is no assurance that the Company will be able to generate sufficient cash from operations, sell additional shares of common stock or borrow additional funds. In addition, the going concern uncertainty underlined in their opinion could make it more difficult for us to secure additional financing on terms acceptable to us, if at all, and may materially and adversely affect the terms of any financing that we may obtain. The inability of the Company to obtain additional cash could have a material adverse affect on its financial position, results of operations and its ability to continue in existence.

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not have any operations which implicated market risk as of the end of the latest fiscal year.  We expect that our planned operations will engender market risk, particularly with respect to interest rate risk, foreign currency exchange rate risk, commodity price risk (in regard to our prospective customer base), and other relevant market risks, such as equity price risk.  We intend to implement an analysis and assessment program which will on a regular basis determine exposures of our Company to such risks.  We expect to report the results of all such quantitative and qualitative risk assessments prior to entering into any material agreements, and on a regular monthly and annual basis to our Audit Committee so that responsive risk management measures can be discussed and actions taken to the extent reasonably feasible.  Inflationary factors in the future, such as increases in the cost of our product and overhead costs, may adversely affect our operating results. A high rate of inflation in the future may have an adverse effect on our ability to maintain levels of gross margin and selling, general and administrative expenses as a percentage of net revenues if the selling prices of our products do not increase with these increased costs.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Paritz & Company, P.A.	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201)342-7753 Fax: (201) 342-7598 E-Mail: paritz @paritz.com
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and shareholders of
Tiger Renewable Energy Ltd.

We have audited the accompanying consolidated balance sheet of Tiger Renewable Energy Ltd. and subsidiary (a development stage Company, formerly known as Tiger Ethanol International Inc.), as of January 31, 2009 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended January 31, 2009 and the period from September 9, 2004 (date of inception) through January 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of Tiger Renewable Energy Ltd. for the period from September 9, 2004 (date of inception) through November 30, 2006, were audited by other auditors whose report dated March 12, 2007, expressed an unqualified opinion on those statements. The consolidated financial statements of Tiger Renewable Energy LTD and subsidiary for the period from December 1, 2006 to January 31, 2008 were audited by other auditors whose report dated May 18, 2008 expressed an unqualified opinion on those statements. Our opinion on the statements of operations, stockholders’ equity and cash flows for the period from September 9, 2004 (date of inception) through January 31, 2009, insofar as it relates to the amounts for prior periods through January 31, 2008, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tiger Renewable Energy Ltd. and subsidiary as of January 31, 2009, and the consolidated results of their operations and their cash flows for the fiscal year ended January 31, 2009 and the period from September 9, 2004 (date of inception) through January 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Paritz & Company, P.A.

Hackensack, New Jersey
May 18, 2009

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

Montreal, Canada
May 20, 2008

TIGER RENEWABLE ENERGY LTD. AND SUBSIDIARY
(Formerly Known As Tiger Ethanol International Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
January 31, 2009

ASSETS
Current assets:
Cash	$19,223
Sales taxes receivable	8,203

27,426

Investment (Note 4)	1,000,000

TOTAL ASSETS	$1,027,426

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities (Note 5)	$1,214,855
Note payable (Note 6)	40,311

TOTAL CURRENT LIABILITIES	1,255,166

STOCKHOLDERS' EQUITY

Common stock, $.001 par value, 100,000,000 shares authorized, 19,373,375 shares issued and outstanding	19,374
Additional paid-in capital	7,116,532
Deficit accumulated during development stage	(7,363,646)

Total Stockholders' Equity	(227,740)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,027,426

The accompanying notes are an integral part of the financial statements.

TIGER RENEWABLE ENRGY LTD. AND SUBSIDIARY
(Formerly Known As Tiger Ethanol International Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the fiscal years ended January 31, 2009 and 2008, and the period from September 9, 2004 (Inception) through January 31, 2009

			Inception
	January	January	through
	31	31	January 31,
	2009	2008	2009
	(12 months)	(12 months)

General & administrative expenses	$532,103	$1,034,130	$2,463,769
Loss on disposal of investment	4,946,306		4,946,306
Interest (revenue) expense	22,195	(36,553)	(12,922)
Foreign exchange gain	25,473	(16,399)	8,041
	5,526,077	981,178	7,405,194

Minority interest in joint venture	-	(19,343)	(41,548)

NET LOSS	$5,526,077	$961,835	$7,363,646

Basic and diluted loss per common share	$0.29	$0.05	N/A

Weighted average common shares outstanding	19,373,375	17,728,750	N/A

The accompanying notes are an integral part of the financial statements.

TIGER RENEWABLE ENRGY LTD. AND SUBSIDIARY
(Formerly Known As Tiger Ethanol International Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
From September 9, 2004 (Inception) through January 31, 2009

				Deficit
				Accumulated
			Paid	During the
		Common Stock	In	Development
	Shares	Amount	Capital	Stage	Total

Shares issued to founders for cash	28,000,000	$28,000	$(27,600)	$-	$400
Contribution to capital by founders	-	-	7,650	-	7,650
Net loss	-	-	-	(9,508)	(9,508)
Balances at November 30, 2004	28,000,000	$28,000	$(19,950)	$(9,508)	$(1,458)

Shares issued for cash	7,162,750	7,163	95,185	-	102,348

Offering Costs	-	-	(20,000)	-	(20,000)

Contribution to capital by founders	-	-	34,200	-	34,200

Net loss	-	-	-	(58,819)	(58,819)
Balances at November 30, 2005	35,162,750	$35,163	$89,435	$(68,327)	$56,271

Voluntary surrender common shares	(25,000,000)	(25,000)	25,000	-	0

Compensation relating to the joint venture	5,000,000	5,000	138,000	-	143,000
Shares and warrants issued for cash	500,000	500	999,500	-	1,000,000
Contribution to capital by founders	-	-	17,533	-	17,533
Stock-based compensation	-	-	74,766	-	74,766

Net loss	-	-	-	(511,635)	(511,635)

Balances at November 30, 2006	15,662,750	$15,663	$1,344,234	$(579,962)	$779,935
Shares and warrants issued for stock payable	250,000	250	499,750	-	500,000

Stock-based compensation	-	-	31,522	-	31,522

Net loss	-	-	-	(295,772)	(295,772)

Balances at January 31, 2007	15,912,750	$15,913	$1,875,506	$(875,734)	$1,015,685

Shares and warrants issued for cash	2,250,000	2,250	4,497,750	-	4,500,000
Shares issued pursuant to
exercise of stock options	220,000	220	10,780		11,000
Stock-based compensation	-	-	166,038	-	166,038

Net loss	-	-	-	(961,835)	(961,835

Balances at January 31, 2008	18,382,750	$18,383	$6,550,074	$(1,837,569)	$4,730,888

Shares issued in exchange of note payable	771,070	771	500,425		501,196
Shares issued in exchange of accounts
payable	155,621	156	55,867		56,023
Shares issued in exchange of accounts
payable	63,934	64	10,166		10,230
Net loss	-	-	-	(5,526,077)	(5,526,077)

Balances at January 31, 2009	19,373,375	$19,374	$7,116,532	$(7,363,646)	$(227,740)

The accompanying notes are an integral part of the financial statements.

TIGER RENEWABLE ENERGY LTD. AND SUBSIDIARY
(Formerly Known As Tiger Ethanol International Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the fiscal years ended January 31, 2009 and 2008,
and the period from September 9, 2004 (Inception) through January 31,
2009

			Inception
	January	January	through
	31	31	January 31
	2009	2008	2009
	(12 months)	(12 months)

Cash flows from operating activities:
Net loss	$(5,526,077)	$(961,835)	$(7,363,646)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed rent and salary expense	-	-	59,383
Stock-based compensation expense	-	166,038	272,326
Depreciation	-	3,626	3,626
Loss on exchange of accounts payable	17,118		17,118
Gain on exchange of accounts payable	(5,754)		(5,754)
Interests on note payable	12,642		12,642
Loss on exchange of note payable	38,554		38,554
Loss on disposal of investment	4,653,037		4,653,037
Non-cash stock compensation relating to the joint venture	-	-	143,000
Minority interest in joint venture	88,228	(19,343)	46,680
Changes in:
Sundry current assets	52,487	(31,668)	(8,204)
Accounts payable and accrued liabilities	103,159	78,082	223,864
Net cash used in operating activities	(566,606)	(765,100)	(1,907,374)

Cash flows from investing activities:
Property and equipment		(4,798,026)	(4,798,026)
Net cash used in investing activities		(4,798,026)	(4,798,026)

Cash flows from financing activities:
Investment by minority interest	10,788	73,076	140,564
Stock payable: common stock and warrants	-	-	396,000
	-	-	104,000
Proceeds from sale of common stock and warrants		3,022,000	3,895,748
		1,478,000	1,687,000
Proceeds pursuant to exercise of stock options		11,000	11,000
Proceeds from note payable	240,311	250,000	581,597
Loan repayments	-	-	(91,286)

Net cash provided by financing activities	251,099	4,834,076	6,724,623

Net change in cash	(315,507)	(729,050)	19,223

Cash at beginning of period	334,730	1,063,780	-

Cash at end of period	$19,223	$334,730	$19,223
Supplemental Information:
Interest paid	$-	$-	$1,436

The accompanying notes are an integral part of the financial statements.

TIGER RENEWABLE ENERGY LTD. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and are expressed using the United States of America dollar (U.S. dollar).

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

Earnings (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) applicable to common shares by the weighted average number of common shares outstanding during the year. Diluted net income (loss) per share is computed using the treasury stock method giving effect to the exercise of dilutive stock options and warrants. The treasury stock method assumes that any proceeds that would be obtained upon the exercise of stock options and warrants would be used to repurchase common shares at the average trading price during the year. A total of 277,500 stock options and 1,125,000 warrants (277,500 stock options and 1,500,000warrants for the year ended January 31, 2008), were excluded from the computation of diluted earnings per share for the year ended January 31, 2009 since they were anti-dilutive.

Stock -Based Compensation

The Company accounts for stock options and similar equity instruments issued in accordance with SFAS No. 123(revised), "Share-Based Payment".  Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. Transactions in which goods or services are received in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

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

4. INVESTMENT

On January 31, 2009, Tiger Renewable Energy Ltd. ("Tiger") and DT Crystal Holdings Limited ("DT") entered into an Assignment and Assumption Agreement for the assignment of Tiger's ninety percent (90%) equity interest in the joint-venture corporation, Xinjiang Yajia Distillate Company Limited in exchange for DT to assume all debt related to the joint-venture and responsibility for raising the additional capital to finalize the project.

In accounting for the above agreement, the Company has recognized the disposal of the affairs of the Joint Venture in Xinjiang Yajia Distillate Company Limited. The effects of this transaction on the Company’s balance sheet at January 31, 2009 are summarized below. The Company has recognized approximately $5,000,000 in loss on disposal.

Disposal of Investment

Assets	7,067,554
Liabilities	2,404,516
Shareholders Deficiency	293,267

On January 29, 2009 the Company entered into an Agreement to acquire a 30% Working Interest in the GP Oil and Gas Leases  Project located in Northern Texas for a total purchase price of $1,000,000. The project consists of 7 leases covering approximately 323 net acres and has over 50 existing well bores. The acquisition was made from Wellington Capital, a portfolio management company with substantial investments in the Oil and Gas sector (see note 10 on subsequent events).

5.  ACCOUNTS PAYABLES AND ACCRUED LIABILITIES

On August 12, 2008, one of the Company’s lawyers sold his receivable from the Company in the amount of $38,905 to Buck Master Overseas S.A. The corporation Buck Master Overseas S.A. then exchanged $38,905 of accounts payables for 155,621 shares of the Company’s common stock.  The conversion price of these shares of the Company’s common stock, $.25 per share, is equal to the proposed maximum exchange offering purchase price per share provided in the Registration Statement Form S-1/A which resulted in a cost of $17,118 for the Company.   The aforementioned stock issuance transaction was made with non-U.S. persons and was undertaken by the Company in reliance upon the exemption from securities registration of Regulation S of the U.S. Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.  The amount owed to such lawyer at January 31, 2009 is $3,500.

On January 9, 2009, one of the Company’s directors exchanged $15,984 of accounts payables for 63,934 shares of the Company’s common stock.  The conversion price of these shares of the Company’s common stock, $.25 per share, is equal to the proposed maximum exchange offering purchase price per share provided in the Registration Statement Form S-1/A which resulted in a gain of $5,754 for the Company.   The aforementioned stock issuance transaction was made with non-U.S. persons and was undertaken by the Company in reliance upon the exemption from securities registration of Regulation S of the U.S. Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.  The amount owed to such director at January 31, 2009 is $0.

On January 29, 2009 the Company entered into an Agreement to acquire a 30% Working Interest in the GP Oil and Gas Leases  Project located in Northern Texas for a total purchase price of $1,000,000.

The amount of $1,214,855 represents $1,000,000 for Working Interest in the GP Oil and Gas Leases Project and accounts payable and accrued professional fees in the amount of $214,855.

6. NOTE PAYABLE

During the year ended January 31, 2009, the Company received an additional loan of $240,311 from DT Crystal Limited.  On June 19, 2008, DT Crystal Limited exchanged $450,000 of the loan plus accrued interest of $12,642 totalling $462,642 into 771,070 shares of the Company’s common stock.  The conversion price of these shares of the Company’s common stock, $.60 per share, is equal to the simple average of the selling price of the Company’s common stock traded during the Fifteen (15) business days prior to the closing date of this transaction, minus an adjustment of 7.5%, which resulted in a loss of $38,554 for the Company.   The amount owed to DT Crystal Limited at January 31, 2009 is $40,311. The Company’s loans from DT Crystal Limited bear interest at 10% and are payable on demand.

7. INCOME TAXES

Income taxes are not due since the Company has incurred a loss since inception. The Company has deductible net operating losses of approximately $8,683,646 at January 31, 2009. These losses expire between 2024 and 2030.

Components of deferred income tax assets at January 31, 2009 are as follows:

January 31, 2009

Net operating losses	$7,363,646
Valuation allowance	7,363,646
Net deferred income tax asset	$0

The Company has recorded a full valuation allowance against its deferred income tax asset since it believes it is more likely then not that such deferred income tax asset will not be realized.

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	Fiscal year	Fiscal year
	ended January	ended January
	January 31	January 31
	2009	2008	Since Inception
	(12 months)	(12 months)
Tax at statutory rate (34%)	$1,878,866	$323,514	$2,500,129
Non-deductible expenses	-	(62,640)	(62,640)
Increase in valuation allowance	1,878,866	(260,874)	(2,437,489)
Income tax expense	$0	$0	$0

8. STOCKHOLDERS’ EQUITY

COMMON STOCK

The company is authorized to issue 100,000,000 shares of Common Stock (par value $0.001) of which 19,373,375 were issued and outstanding as of January 31, 2009.

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

The Company’s shares of restricted common stock are securities which have not been registered under the United States Securities act of 1933, as amended (the “Securities Act”), or any state securities laws, and may not be offered or sold except as follows: (A) in an offshore transaction complying with rule 903 or rule 904 of regulations S promulgated under the Securities Act; (B) pursuant to the exemption from registration provided by Rule 144 promulgated under the Securities Act (if available) or another then available exemption under the Securities Act and state securities laws, (C) in a transaction that does not require registration under the Securities Act or any applicable state laws, or (D) pursuant to a registration statement which has been declared effective by the Securities and Exchange Commission (and which continues to be effective at the time of transfer of such securities).

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

During the year ended November 30, 2006, the Company issued 517,500 stock options to officers and directors of the Company, of which (i) 57,500 such options are exercisable for a purchase price of $2.00 per share and expire on October 5, 2011; (ii) 390,000 such options are exercisable for purchase price of $.05 per share and expire on October 6, 2011, with an average exercise price of $0.30 per share; and (iii) 70,000 such options were cancelled following the resignation of one of the directors in January 2007. Of the stock options issued, 450,000 vested on October 5, 2006, 33,750 vested on November 1, 2006 and the balance vested on November 1, 2007. These options expire on October 5, 2011 (450,000) and November 6, 2011 (67,500). The options had a fair value of $137,810 at the date of grant.   The Company valued these options using the Black-Scholes option -pricing valuation model. The model uses market sourced inputs such as interest rates, stock prices, and option volatilities, the selection of which requires Company management’s judgment, and which may impact the value of the options. The assumptions used in the Black-Scholes valuation model were: a risk-free interest rate of 4.6% and 4.7%; the current stock price at date of issuance of $0.03 and $2.00 per share; the exercise price of the options of $0.05 and $2.00 per share; the term of 5 years; volatility of 157% and 160%. For the two-month period ended January 31, 2007, the Company recorded compensation expense of $31,522 ($74,766 for the year ended November 30, 2006).

For the year ended January 31, 2009, the Company did not record any compensation expense. As of January 31, 2009, there was no unrecognized compensation cost related to non-vested share-based compensation.

A summary of option activity is presented below:

Options	Number of options	Year ended January 31, 2009 Weighted- Average exercise price	Number of options	Year ended January 31, 2008 Weighted- Average exercise price
Balance beginning of period	277,500	0.96	447,500	0.30
Granted			50,000	2.88
Exercised			220,000	0.05
Cancelled	-	-	-	-
Balance end of period	277,500	$0.96	277,500	$0.96
				-
Options exercisable at the end of the period	277,500	$0.96	277,500	$0.96

The aggregate intrinsic value of the options outstanding and the options exercisable on January 31, 2009 is $247,500.

 The following table summarizes information about options outstanding and exercisable at January 31, 2009:

		Weighted
	Options	average	Options
	outstanding	contractual life	exercisable
	Number	( in years )	Number
Exercise price
$0.05	170,000	2.75	170,000
$2.00	57,500	2.83	57,500
$2.88	50,000	3.50	50,000
	277,500		277,500

The weighted-average grant-date fair value of options granted during the period ended January 31, 2008 was $2.69 per share.

As of January 31, 2009, there was no unrecognized compensation cost related to non-vested stock options.

WARRANTS

The following warrants were issued in the year ended January 31, 2008 and were accounted for in accordance with the fair value method. Where fair value of these warrants was required to be calculated, the fair value was computed using the Black-Scholes Model with the following assumptions: no dividend yield, expected volatility of 160% for a two-year warrant and a risk-free interest rate range of 4.7% for a two-year warrant.

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

 Summary information regarding warrants is as follows:

		Exercise
	Warrants	Price

Year ended November 30, 2006:
Granted	250,000	$2.50
Outstanding at November 30, 2006	250,000	$2.50

Granted- December 2006	125,000	$2.50
Outstanding at January 31, 2007	375,000	$2.50

Granted- 2008	1,125,000	$2.50
Outstanding at January 31, 2008	1,500,000	$2.50

Expired- 2009	375,000	2.50
Outstanding at January 31, 2009	1,125,000	$2.50
Exercisable at January 31, 2009	1,125,000

9. FINANCIAL INSTRUMENTS

Fair value of financial instruments

The fair values of cash, accounts payable and accrued liabilities and the note payable approximate their carrying amounts given that they will mature shortly.

Foreign exchange risk

The Company is exposed to foreign exchange risk due to cash, sales taxes receivable and accounts payable and accrued liabilities denominated in Canadian dollars. As of January 31, 2008, assets denominated in Canadian dollars consisting of cash and sales taxes receivable totaled CDN$31,009 (CDN$90,373 at January 31, 2008) and accounts payable and accrued liabilities denominated in Canadian dollars totaled CDN$33,863 (CDN$66,330 at January 31, 2007).

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

10. SUBSEQUENT EVENTS

On April 5, 2009, Tiger Renewable Energy Ltd.(Tiger) and Wellington Capital Management Inc (Wellington) entered into an Agreement to terminate its Working Interest Purchase and Sale Agreement in Oil and Gas Leases in the GP Project which covers the Fowlkes Station leases as per an agreement dated January 29, 2009. Tiger and Wellington have also entered into a Termination and Discharge of the Convertible Note Agreement, and on April 30th, 2009 the parties have agreed to a Mutual Release. Tiger and Wellington have mutually agreed to terminate the Agreements in view of the current business environment and difficulty in raising capital.

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

Stock -Based Compensation

The Company accounts for stock options and similar equity instruments issued in accordance with SFAS No. 123(revised), " Share-Based Payment".  Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. Transactions in which goods or services are received in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable

Foreign Currency Translation

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

Foreign exchange risk

The Company is exposed to foreign exchange risk due to cash, sales taxes receivable and accounts payable and accrued liabilities denominated in Canadian dollars and RMBs. As of January 31, 2008, assets denominated in Canadian dollars and RMBs consisting of cash and sales taxes receivable totaled CDN$90,373 and 210,135RMB (CDN$13,565 and none in RMB at January 31, 2007) and accounts payable and accrued liabilities denominated in Canadian dollars totaled CDN$66,330 and 45,880 in RMB (CDN$47,820 and 2,668,846 RMB at January 31, 2007).

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

13. SUBSEQUENT EVENTS

On February 11, 2008 the Company changed its name to Tiger Renewable Energy Ltd.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 12, 2009, the Company dismissed its independent auditor, Raymond Chabot Grant Thornton, LLP and appointed Paritz and Company P.A., as its independent auditor. During the Company's fiscal year ended January 31, 2008 and the two-month period ended January 31, 2007, the opinion of Raymond Chabot Grant Thornton, LLP on the Company's financial statements did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except as follows: the independent auditor's reports of Raymond Chabot Grant Thornton, LLP dated May 20, 2008 (for the year ended January 31, 2008) and October 9, 2007 (for the two month period ended January 31, 2007) contained "going concern" qualifications. These qualifications questioned the Company’s ability to raise additional funds through either the sale of equity securities or issuance and stressed the absence of any resulting adjustments in the financial statements; thus raising substantial doubts regarding the Company's ability to continue as a going concern. During the Company's two most recent fiscal years, and through the date of their dismissal, there were no disagreements with Raymond Chabot Grant Thornton, LLP, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Raymond Chabot Grant Thornton, LLP satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report. The Company has had no disagreements with its prior accountants or its current accountants on accounting matters or financial disclosures.

On March 30, 2007, the Company dismissed its independent auditor, Malone & Bailey, PC. and appointed Raymond Chabot Grant Thornton, LLP, as its independent auditor. During the Company's two most recent fiscal years the opinion of Malone & Bailey, PC on the Company's financial statements did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except as follows: the independent auditor's report of Malone & Bailey, PC dated March 12, 2007 (for the year ended November 30, 2006) contained "going concern" qualifications. This qualification questioned the Company’s ability to raise additional funds through either the sale of equity securities or issuance and stressed the absence of any resulting adjustments in the financial statements; thus raising substantial doubts regarding the Company's ability to continue as a going concern. During the Company's two most recent fiscal years, and through the date of their dismissal, there were no disagreements with Malone & Bailey, PC, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Malone & Bailey, PC's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report. The Company has had no disagreements with its prior accountants or its current accountants on accounting matters or financial disclosures.

ITEM 9A:	CONTROLS AND PROCEDURES

As of the end of the period covered by this Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934 (the “Exchange Act”). Based on their evaluation of our disclosure controls and procedures as of January 31, 2009, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and this information is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) of the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, under the supervision of the Company’s Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting as of January 31, 2009 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this evaluation was to determine whether the internal control over financial reporting was effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

In its assessment of internal control over financial reporting as of January 31, 2009, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties and concluded that such controls were not effective as of January 31, 2009.

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended January 31, 2009 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B:	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors and significant employees as of January 31, 2009:

Name	Age	Position
Robert G. Clarke	64	Chairman of the Board, Chief Executive Officer, President and Director
Michel St-Pierre	47	Chief Financial Officer
Claude Pellerin	39	Director

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

Biographical Information Regarding Officers and Directors

Robert Clarke, Chairman, CEO and Director. Since June 2000, Mr. Clarke has been Chairman and Chief Executive Officer of 7bridge Capital Partners, a private venture capital group in Hong Kong. Prior to moving to Hong Kong Mr. Clarke was based in Vancouver, BC and played a key role in the start-up and financing of several Canadian and United States companies in the high technology and telecommunications sectors. Since mid 2001 he has been based in Hong Kong and involved in private and public companies, with a particular emphasis on the development of China opportunities. Prior to moving to Hong Kong in June 2001, Mr. Clarke served as a Director and as President and Chief Executive Officer of Waverider Communications Inc. from January 1997 to December 1997. He was a Director and Chairman of TEK Digitel Corp. from June 1998 until September 1999. Mr. Clarke also served as the Chairman of the Board of Directors of ePhone Telecom Inc. from April 1999 until July 21, 2000 when he resigned from the Board. He rejoined the Board on December 1, 2000 once again becoming Chairman, which position he held until September 12, 2002. He resigned from the ePhone Board on December 30, 2002. He also served as the Chief Executive Officer of ePhone from June 3, 1999 to July 21, 2000 and again from December 1, 2000 to July 1, 2002. For three periods: June 3, 1999 to August 8, 1999; March 9, 2000 to April 1, 2000; and December 1, 2000 to April 1, 2001 he also served as President. Mr. Clarke has also been Director and Chairman of the Board of Directors of Manaris Corporation (formerly C-Chip Technologies Corporation) from January 2003 to August 23, 2006 on which date resigned as both Chairman and a director. Mr. Clarke has also been Chairman of Cardtrend International Inc. since Oct. 2, 1998, except for a period from Dec. 17, 2004 to Oct. 5, 2005, until resigning in January 2008. He also served a Chief Executive Officer of Cardtrend (then called Asia Payment Systems Inc.) from Oct. 15, 2005 until May 22, 2006.

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

Claude Pellerin, Secretary. Mr. Pellerin has served as an officer of the Company since November, 2006. Mr. Pellerin is a corporate attorney and a partner in the law firm of Kaufman Laramee LLP. Since 2002, Mr. Pellerin has served as Director, President, Treasurer and Secretary of Capex Investments (Canada) Limited, an investments and financing corporation based in Montreal, Quebec. Since 2005, Mr. Pellerin has served as a Director of XL Generation International Inc., a Nevada corporation listed on the OTCBB. From 2001-2002, Mr. Pellerin served as Secretary for Equilar Capital Corporation, an Ontario Corporation listed on the Toronto Stock exchange. Between 2002 and 2004, Mr. Pellerin served as Vice President for legal affairs for Manaris Corporation, a Nevada corporation listed on the OTCBB. Since 2003, Mr. Pellerin has served as Secretary of Gourmet Flash Inc., a Quebec corporation, and from 2004-2005 served as a Director to Canadian Security Agency (2004) Inc.

Board Committees

The Company’s Board of Directors currently has an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee and a Disclosure Policy Committee.

On September 30, 2006, the Company’s Board of Directors established an Audit Committee to assist the Board of Directors in fulfilling its oversight responsibilities by reviewing (a) the financial reports and other financial information provided by the Company to any governmental body or the public; (b) the Company’s systems of internal controls regarding finance, accounting, legal compliance and ethics; and (c) the Company’s auditing, accounting and financial reporting processes. The Company’s Audit Committee consisted of Arthur Rawl and Guy Chevrette until their resignations on June 25, 2008 and July 12, 2008.  The full board has carried out the functions and responsibilities since their resignation. The Company has adopted those standards for independence contained in the Nasdaq Marketplaces Rules, Rule 4350(d) and Rule 4200(a)(15). We have an audit committee charter which was included as an exhibit to the Company’s Report on Form 10-QSB and filed with the Securities and Exchange Commission on October 23, 2006.

On September 30, 2006 the Company’s Board of Directors established a Compensation Committee. The primary responsibility of the executive compensation committee shall be to approve the compensation arrangements for the Company's senior management and to periodically review the compensation paid to the Board. The composition of the Committee shall be determined by the Board of Directors, provided that the Committee shall always have at least two members. The members of the Committee were Messrs. Guy Chevrette and Naim Kosaric until their departure in June 25, 2008 and January 26, 2009.  The full board has carried out the functions and responsibilities since their resignation.

A Nominating and Corporate Governance Committee was created on September 30, 2006. The Committee shall be composed of at least two and no more than seven Board members. The Purpose of the Committee is to identify and recommend nominees for the Board of Directors and its committees; review and recommend to the Board of Directors, or independently take, action on various Company corporate governance issues; received and respond to certain complaints raised by the Company’s employees relating to the Company’s Code of Business Conduct and Ethics, and; supervised the Company’s Chief Financial Officer in the context of the Code of Business Conduct and Ethics. Messrs. Guy Chevrette and Naim Kosaric were members of the Committee until their departure. The full board has carried out the functions and responsibilities since their resignation.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the year ended January 31, 2009 all such filing requirements applicable to our officers and directors were complied with, except that reports were filed late by the following persons:

Name and principal position	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
James Pak Chiu Leung former CEO, President and Director	1	4	0
Michel St-Pierre Chief Financial Officer	1	1	1
Claude Pellerin Director	1	2	0
Robert Clarke Director	1	3	0
Gallant Energy International Inc. 10% Owner	1	1	0

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

TIGER RENEWABLE ENERGY LTD.
Sino Favour Centre
1 On Yip Street, Suite 1302
Chai Wan, Hong Kong
Tel: 514-402-2538
Fax: 852-2158-3608
Attention: Mr. Robert C. Clarke
Chief Executive Officer, President and Director

ITEM 11:	EXECUTIVE COMPENSATION

The following table sets forth compensation for each of the past three fiscal years with respect to each person who served as Chief Executive Officer of the Company and each of the four most highly-compensated executive officers of the Company who earned a total annual salary and bonuses that exceeded $100,000 in any of the three preceding fiscal years.

Summary Compensation Table

Name and Principal Position	Year (1)(2)	Salary ($)	Option Awards ($)	Total
James Pak Chiu Leung (3) former CEO, President and Director	2009	70,000	0	70,000
	2008	131,000	0	131,000
	2007	18,000	20,243	38,243
Michel St-Pierre (7) CFO	2009	116,694	0	116,694
	2008	109,359	0	109,359
	2007	0	0	0
Robert G. Clarke CEO, President and Director (6)	2009	0	0	0

(1)	No officers earned over $100,000 in any of the three preceding years, other than as set forth above.
(2)	The Company’s fiscal year ends January 31st. The Company changed its fiscal year-end from November 30, 2006 to January 31, 2007. Note that 2007 only covers two months.
(3)	Mr. Leung served as the Company’s Chief Executive Officer, President and Director from June 5, 2006 until September 9, 2008.
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

(5)
The stock options granted to Mr. Leung have vested as follows: 60,000 were granted on October 5, 2006 and vested immediately, 5,000 were granted on November 6, 2006, and vested on that date, and 5,000 were granted on November 6, 2006 and vested on November 6, 2007.

(6)	Mr. Clarke was appointed as the Company’s President and CEO on September 12, 2008.
(7)	Mr. St-Pierre has served as the Chief Financial Officer of the Company since January 9, 2007.

None of the officers earned any bonus, restricted stock awards, LTIP Payouts or any other annual or long term compensation except as set forth in the table above.

Outstanding Equity Awards at Fiscal Year-End (1)

The following table provides the information regarding outstanding options owned by the named executive officers and directors as of January 31, 2009. We have never granted any stock appreciation rights.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date

James Pak Chiu Leung CEO, President and Director	5,000	0	2.00	November 6, 2012
	5,000	0	2.00	November 6, 2011
Claude Pellerin, Director	5,000	0	2.00	November 6, 2012
	5,000	0	2.00	November 6, 2011

(1)	The Company’s fiscal year ends January 31st.
(2)	Mr. Leung served as the Chief Executive Officer, President and Director of the Company from June 5, 2006 to September 9, 2008.

Director Compensation

The persons who served as members of our board of directors, including executive officers, did not receive any compensation for services as a director in the fiscal year ended January 31, 2009.

The Company does not currently have an employment or other compensation agreement with any of the directors; all directors are compensated according to the schedule above.

Employment Contracts

As of January 31, 2009 the Company did not have any employment contracts with any officer, director or other employees.

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

No options were exercised during the year ended January 31, 2009.

As of January 31, 2009 we had three directors and officers eligible to receive options under the Equity Incentive Plan. Options to buy 277,500 shares of common stock were outstanding under the Equity Incentive Plan and 1,722,500 shares remained available for grants under this plan.

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

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following chart sets forth equity compensation plan securities issuances and availability as of January 31, 2009.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	n/a	n/a	n/a
Equity compensation plans not approved by security holders	2,000,000	0.96	1,722,500
Total	2,000,000	0.96	1,722,500

On October 5, 2006, the Company’s Board of Directors adopted an Equity Incentive Plan, and authorized the Company to issue options for the purchase of up to 2,000,000 shares of the Company’s common stock, pursuant to the terms and conditions set forth therein.

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of January 31, 2009 by (i) each director of the Company, (ii) each of the Company's officers named in the Summary Compensation Table, (iii) each person who is known by the Company to be the beneficial owner of more than five percent of the Company's outstanding Common Stock, and (iv) all directors and executive officers as a group. Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated. The percentage of ownership set forth below reflects each holder's ownership interest in the 19,309,441 shares of the Company's common stock outstanding as of January 31, 2009.

Amount and Nature of
Beneficial Ownership

Name and Address of Beneficial Owner	Shares	Options/ Warrants (1)	Total (1)	Percentage of Shares Outstanding (1)
Five Percent Stockholders
Gallant Energy International Inc. (2)	5,000,000	0	5,000,000	25.89%
Capex Investements Limited (3)	1,500,000	0	1,500,000	7.8%
Capinvest LLC	750,000	375,000	1,125,000	5,83%
Adagio Marine Inc.	750,000	375,000	1,125,000	5,83%
Executive Officers and Directors
Robert Clarke Chairman and CEO	0	0	0	0
Claude Pellerin Director	62,020	5,000	67,020	*
Michel St-Pierre Chief Financial Officer	0	0	0	0%
All officers and directors as group (3 persons)	62,020	5,000	67,020	0%
* Less than 1%.

The mailing address for each of the listed individuals is c/o Tiger Renewable Energy Ltd., Sino Favour Centre, 1 On Yip Street, Suite 1302, Chai Wan, Hong Kong.

(1)   Includes options and warrants exercisable as of the date hereof or within 60 days hereafter. The Company is unaware of any pledges of any shares, options or warrants by any of the individuals or entities listed above.

(2)     5,000,000 shares of the Company’s common stock are held by Gallant Energy International Inc. (“Gallant”). All of the owners of Gallant were parties to the Securities Purchase Agreement referenced above. The ownership of Gallant is as follows: 50% by Capex Investments Limited, 30% by Larinton Investments S.A. and 20% by Fiducie Chevrette.

(3)   1,500,000 shares of the Company’s common stock are held by Capex Investments Limited (“Capex”). Mr. Harry Choi, President and Sole Director of Capex, has voting and investment control over the securities held by Capex, and is therefore deemed to be the beneficial owner of such securities.

 Changes in Control

As of the date of filing of this Report, the Company is unaware of any arrangement which may result in a change in control.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Review by Board of Directors

The Board of Directors of the Company has ratified and approved of the foregoing transaction. On the basis of its review, the Board of Directors concluded that the terms and conditions of this transaction are fair and reasonable to the Company. The Board of Directors of the Company furthermore concluded that this transaction will ultimately benefit the Company’s shareholders, notwithstanding the related-party aspect of this transaction.

Director Independence

As of the date of this Report we have two persons serving as Directors: Robert Clarke and Claude Pellerin.  Our Board of Directors has determined that neither of these directors is independent.  The Company has adopted the standards for Director independence contained in the Nasdaq Marketplaces Rule 4200(a)(15).

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees of Paritz and Company, P.A. for professional services rendered for the audit of the Company's annual financial statements for the year ended January 31, 2009, totaled $15,000.

The aggregate fees of Raymond Chabot Grant Thornton, LLP for professional services rendered for the preparation of a SB-2 and the audit of the Company's annual financial statements including the review of the interim financial statements for the periods ended April 30, 2008, July 31, 2008, October 31, 2008 and for the year ended January 31, 2008, totaled $58,868.

Audit-Related Fees

The aggregate fees billed by Paritz and Company, P.A. for audit related services for the year ended January 31, 2009, and which are not disclosed in "Audit Fees" above, were $0.

The aggregate fees billed by Raymond Chabot Grant Thornton, LLP for audit related services for the year ended January 31, 2008, and which are not disclosed in "Audit Fees" above, were $0.

Tax Fees

The aggregate fees billed by Paritz and Company, P.A. for tax compliance for the year ended January 31, 2009, were $0.

The aggregate fees billed by Raymond Chabot Grant Thornton, LLP for tax compliance for the year ended January 31, 2008, were $2,237.

All Other Fees

The aggregate fees billed by Paritz and Company, P.A. for services other than those described above, for the year ended January 31, 2009, were $0.

The aggregate fees billed by Raymond Chabot Grant Thornton, LLP for services other than those described above, for the year ended January 31, 2008, were $0.

Audit Committee Pre-Approval Policies

Our Board of Directors reviewed the audit and non-audit services rendered by Paritz and Company, P.A. and Raymond Chabot Grant Thornton LLP during the periods set forth above and concluded that such services were compatible with maintaining the auditors’ independence. All audit and non-audit services performed by our independent accountants are pre-approved by our Board of Directors to assure that such services do not impair the auditors’ independence from us.

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description of Exhibits

Exhibit 3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on December 17, 2004.

Exhibit 3.2	Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on December 17, 2004.

Exhibit 3.3	Articles of Incorporation, as amended, incorporated by reference to Exhibit 3.3 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 30, 2006.

Exhibit 3.4	Amendment to the Company’s Bylaws, incorporated by reference to Exhibit 3.4 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 17, 2007.

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

Exhibit 10.26
Memorandum by and between the Company, Xinjiang Wangye Brewing Co. Ltd. and Guangdong Kecheng Trading Co., dated as of June 6, 2007, incorporated by reference to Exhibit 10.26 to the Company’s Amended Registration Statement Form SB-2/A, filed with the Securities and Exchange Commission on January 29, 2008.

Exhibit 10.27
Exchange Agreement by and between the Company and DT Crystal Holdings Limited, dated as of June 19, 2008, incorporated by reference to Exhibit 10.27 to the Company’s Report on Form 10-Q, filed with the Securities and Exchange Commission on September 18, 2008.

Exchange 10.28
Exchange Agreement by and between the Company and Buck Master Overseas, dated as of  August 12, 2008, incorporated by reference to Exhibit 10.28 to the Company’s Report on Form 10-Q, filed with the Securities and Exchange Commission on December 15, 2008.

Exhibit 10.29	Working Interest Purchase and Sale Agreement, by and between the Company and Wellington Capital Management Inc., dated as of January 29, 2009.

Exhibit 10.30	Assignment and Assumption Agreement, by and between the Company and DT Crystal Holdings Limited, dated as of January 31, 2009.

Exhibit 10.31	Convertible Note Agreement, by and between the Company and Wellington Capital Management Inc., dated as of February 2, 2009.

Exhibit 10.32
Termination of Working Interest Purchase and Sale Agreement, by and between the Company and Wellington Capital Management Inc., dated as of April 28, 2009, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on May 5, 2009.

Exhibit 10.33
Termination and Discharge of Convertible Note Agreement, by and between the Company and Wellington Capital Management Inc., dated as of April 28, 2009, incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on May 5, 2009.

Exhibit 10.34
Mutual Release, by and between the Company and Wellington Capital Management Inc., incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on May 5, 2009.

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

TIGER RENEWABLE ENERGY LTD.
May 18, 2009

	By:	/s/ Robert Clarke
Name: Robert Clarke
Title: Principal Executive Officer

By:	/s/ Michel St-Pierre
Name: Michel St-Pierre
Title: Principal Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert Clarke
Name:	Robert Clarke
Title:	Chairman of the Board, CEO and President
Dated:	May 18, 2009
/s/ Claude Pellerin
Name:	Claude Pellerin
Title:	Director
Dated:	May 18, 2009