Form 10-Q
period 2009-04-30
Tiger Renewable Energy Ltd.
filed 2009-06-15
CIK 1307701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: April 30, 2009

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to _________

Commission File Number: 000-51388

TIGER RENEWABLE ENERGY LTD.
(Exact Name of Registrant as Specified in its Charter)

Nevada	84-1665042
(State or Other Jurisdiction of	(IRS Employer Identification
Incorporation or Organization)	Number)

10 Main Street
Keyport, NJ  07735
 (Address of Principal Executive Offices)

908-675-6360
 (Registrant Telephone Number, Including Area Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The Issuer had 19,553,375 shares of Common Stock, par value $.001, outstanding as of June 12, 2009.

TABLE OF CONTENTS

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

Item 1: Financial Statements

TIGER RENEWABLE ENERGY LTD.
(Formerly Known As Tiger Ethanol International Inc.)
(A Development Stage Company)
BALANCE SHEET

	April 30	January 31
	2009	2009
	(unaudited)	(audited)

ASSETS
Current assets:

Cash	$1,915	$19,223
Sundry current assets	-	8,203

TOTAL CURRENT ASSETS	1,915	27,426

Investment (Note 3)	-	1,000,000

TOTAL ASSETS	$1,915	$1,027,426

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable and accrued liabilities	$179,473	$1,214,855
Note payable (note 4)	40,610	40,311

TOTAL CURRENT LIABILITIES	220,083	1,255,166

STOCKHOLDERS' EQUITY

Common stock, $.001 par value, 100,000,000 shares authorized, 19,553,375 shares issued and outstanding	19,554	19,374
Additional paid-in capital	7,130,752	7,116,532
Deficit accumulated during development stage	(7,382,123)	(7,363,646)
Other Comprehensive Income	13,649	-

Total Stockholders' Equity	(218,168)	(227,740)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,915	$1,027,426

The accompanying notes are an integral part of the financial statements

TIGER RENEWABLE ENERGY LTD.
(Formerly Known As Tiger Ethanol International Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Three Months Ended April 30, 2009 and 2008 and Periods from September 9, 2004 (Inception)
through April 30, 2009 (unaudited)

	Three months	Three months	Inception
	Ended	Ended	through
	April 30	April 30	April 30,
	2009	2008	2009

General & administrative expenses	$22,689	$160,519	$2,482,246
			4,946,306
Interest (revenue) expense	-	5,990	(12,922)
Foreign exchange (gain) loss	(4,212)	6,378	3,829

	18,477	172,887	7,419,459

Minority interest in Joint Venture	-	(4,544)	(41,548)

NET LOSS	$18,477	$168,343	$7,377,911

Basic and diluted loss per common share	$0.00	$0.01	N/A

Weighted average number of common shares outstanding	19,553,375	18,382,750	N/A

The accompanying notes are an integral part of the financial statements

TIGER RENEWABLE ENERGY LTD.
(Formerly Known As Tiger Ethanol International Inc.)
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
From September 9, 2004, (Inception) through April 30, 2009 ( unaudited)

Stockholders Deficiency	Shares	Common stock Authorized 100,000,000 Shares, Par value $0,001	Additional paid in Capital	Deficit Accumulated During the Development Stage	Other Comprehensive Income (Loss)	Total

Shares issued to founders for cash	28,000,000	$28,000	$(27,600)	$-	$-	$400
Contribution to capital by founders	-	-	7,650	-	-	7,650
Net loss	-	-	-	(9,508)	-	(9,508)
Balances at November 30, 2004	28,000,000	$28,000	$(19,950)	$(9,508)	$-	$(1,458)

Shares issued for cash	7,162,750	7,163	95,185	-	-	102,348

Offering Costs	-	-	(20,000)	-	-	(20,000)

Contribution to capital by founders	-	-	34,200	-	-	34,200

Net loss	-	-	-	(58,819)	-	(58,819)

Balances at November 30, 2005	35,162,750	$35,163	$89,435	$(68,327)	$-	$56,271

Voluntary surrender common shares	(25,000,000)	(25,000)	25,000	-	-	0

Compensation relating to the joint venture	5,000,000	5,000	138,000	-	-	143,000
Shares and warrants issued for cash	500,000	500	999,500	-	-	1,000,000
Contribution to capital by founders	-	-	17,533	-	-	17,533
Stock-based compensation	-	-	74,766	-	-	74,766

Net loss	-	-	-	(511,635)	-	(511,635)

Balances at November 30, 2006	15,662,750	$15,663	$1,344,234	$(579,962)	$-	$779,935
Shares and warrants issued for stock payable	250,000	250	499,750	-	-	500,000

Stock-based compensation	-	-	31,522	-	-	31,522
Net Loss	-	-	-	(295,772)	-	(295,772)
Balances at January 31, 2007	15,912,750	$15,913	$1,875,506	$(875,734)	$-	$1,015,685
Shares and warrants issued for cash	2,250,000	2,250	4,497,750	-	-	4,500,000
Shares issued pursuant to exercise of stock options	220,000	220	10,780	-	-	11,000

Stock-based compensation	-	-	166,038	-	-	166,038

Net loss	-	-	-	(961,835)	-	(961,835)
Balances at January 31, 2008	18,382,750	$18,383	$6,550,074	$(1,837,569)	$-	$4,730,888
Shares issued in exchange of note payable	771,070	771	500,425	-	-	501,196
Shares issued in exchange of accounts payable	155,621	156	55,867	-	-	56,023
Shares issued in exchange of accounts payable	63,934	64	10,166	-	-	10,230
Net loss	-	-	-	(5,526,077)	-	(5,526,077)
Balances at January 31, 2009	19,373,375	$19,374	$7,116,532	$(7,363,646)	$-	$(227,740)
Shares issued in exchange of accounts payable	180,000	180	14,220	-	-	14,400
Net Loss	-	-	-	(18,477)	-	(18,477)
Other comprehensive Income	-	-	-	-	13,649	13,649
Balances at April 30, 2009	19,553,375	$19,554	$7,130,752	$(7,382,123)	$13,649	$218,168

The accompanying notes are an integral part of the financial statements

TIGER RENEWABLE ENERGY LTD. AND SUBSIDIARY
(Formerly Known As Tiger Ethanol International Inc.)
  (A Development Stage Company)
STATEMENTS OF CASH FLOWS
Three Months Ended April 30, 2009 and 2008 and Periods from September 9, 2004 (Inception)
through April 30, 2009 ( unaudited)

	Three months Ended April 30 2009	Three months Ended April 30 2008	Inception through April 30, 2009

Cash flows from operating activities:
Net loss	$(18,477)	$(168,343)	$(7,382,123)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed rent and salary expense	-	-	59,383
Stock-based compensation expense	-	-	272,326
Loss on exchange of accounts payable			3,626
Gain on exchange of accounts payable	10,997		28,115
Interests on note payable			(5,754)
Loss on exchange of note payable			12,642
Loss on disposal of investment			38,554
Non-cash stock compensation relating to the joint venture	-	-	4,653,037
Minority interest in joint venture		(4,544)	143,000
Depreciation		907	46,680

Changes in:
Sundry current assets	8,203	(28,776)	-
Accounts payable and accrued liabilities	(18,330)	(2,747)	205,533
Net cash used in operating activities	(17,607)	(203,503)	(1,924,981)

Cash flows from investing activities:
Property and equipment		(152,783)	(4,798,026)
Net cash used in investing activities		(152,783)	(4,798,026)

Cash flows from financing activities:
Investment by minority interest	-	-	140,564
Stock payable: common stock and warrants	-	-	396,000
			104,000
Proceeds from sale of common stock and warrants	-	-	3,895,748
			1,687,000
Proceeds pursuant to exercise of stock options	-	-	11,000
Proceeds from note payable	299	75,000	581,896
Loan repayments	-	-	(91,286)

Net cash provided by financing activities	299	75,000	6,724,922

Net change in cash	(17,308)	(281,286)	1,915

Cash at beginning of period	19,223	334,730	-

Cash at end of period	$1,915	$53,444	$1,915

Supplemental Information:
Interest paid	$-	$-	$1,436

The accompanying notes are an integral part of the financial statements

NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Tiger Renewable Energy Ltd. (formally known as Tiger Ethanol International Inc.) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the year ended January 31, 2009, as reported in the Form 10-K, have been omitted.

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

3. INVESTMENT

On January 29, 2009 the Company entered into an Agreement to acquire a 30% Working Interest in the GP Oil and Gas Leases  Project located in Northern Texas for a total purchase price of $1,000,000. The project consists of 7 leases covering approximately 323 net acres and has over 50 existing well bores. The acquisition was made from Wellington Capital, a portfolio management company with substantial investments in the Oil and Gas sector.

On April 5, 2009, the Company and Wellington Capital Management Inc. (Wellington) entered into an Agreement to terminate its Working Interest Purchase and Sale Agreement in Oil and Gas Leases in the GP Project which covers the Fowlkes Station leases as per an agreement dated January 29, 2009. The Company and Wellington have also entered into a Termination and Discharge of the Convertible Note Agreement, and on April 30th, 2009 the parties have agreed to a Mutual Release. The Company and Wellington have mutually agreed to terminate the Agreements in view of the current business environment and difficulty in raising capital.

4. NOTE PAYABLE

During the three months ended April 30, 2009, the Company received an additional loan of $299 from DT Crystal Limited, thereby aggregating to $40,610 as of April 30, 2009. These loans bear interest at 10% and are payable on demand.

5. SUBSEQUENT EVENTS

On May 29, 2009, the Company entered into a Convertible Demand Note (the “Note”) with DT Crystal Holdings Ltd. (“DT Crystal”).  This Note sets forth the parties’ agreements regarding the repayment of DT Crystal for loans to the Company totalling $44,429.97 as of May 12, 2009, plus accrued interest of $3,192.00 (collectively, the “Loan”).  Pursuant to the Note, the Company has agreed to pay interest for the Loan in an amount equal to 3% over the prime rate (as reported in the Wall Street Journal).  Interest will be payable on a quarterly basis, but for the first six (6) months the interest will be accrued and capitalized.  After six months, the Loan will be reimbursable on demand.  At any time, DT Crystal may convert the Loan into restricted shares of the Company at a price per share equal to average bid closing price of the shares of the Company during the thirty (30) days before the conversion event, minus a 15% discount.

On May 30, 2009, the Company entered into a Memorandum of Debt Reimbursement Agreement (the “Memorandum”) with Michel St-Pierre, the Company’s Chief Financial Officer, effective as of January 31, 2009.  Pursuant to the Memorandum, unpaid fees in the amount of $33,750.00 will be repaid to Mr. St-Pierre, at an interest rate of 10% per year.  The amounts due will be repaid in six monthly instalments.

On June 4, 2009, an Affiliate Stock Purchase Agreement (the “Stock Purchase Agreement”) was entered into by and between Gallant Energy International Inc. (“Gallant”), the owner of 5,000,000 shares of the Company’s common stock and Lara Mac Inc. (“Lara Mac”).  Pursuant to the Stock Purchase Agreement, Gallant has sold all of its 5,000,000 shares of the Company’s common stock to Lara Mac.  As of the date hereof, Lara Mac now owns 25.6% of the Company’s 19,553,375 issued and outstanding shares.

The Gallant transaction with Lara Mac has resulted in a change in control of the largest voting block of the Company effective as of June 4, 2009.  The compensation which Gallant received from Lara Mac consisted of Lara Mac’s agreement to assure the payment of certain obligations of the Company in the amount of $162,139.05 which shall be paid by the Company in due course.  The Company is not a party to the Stock Purchase Agreement.

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

Development Stage Expenditures

Development stage expenditures during the three months period ended April 30, 2009 were $18,477, which consisted primarily of $22,500 in salaries and $4,212 in foreign exchange gain. For the three months period ended in April 30, 2008 the development stage expenditures were $168,343, which consisted primarily of $48,402 in professional fees, $72,155 in salaries and $22,433 in travel expenditures.

Financial Condition, Liquidity and Capital Resources

The Company's principal capital resources have been acquired through the sale of shares of its common stock.

At April 30, 2009, the Company had negative working capital of $218,168 compared to negative working capital of $1,227,740 at January 31, 2009. This change is primarily the result of the Agreement to terminate the Working Interest Purchase and Sale Agreement in Oil and Gas Leases in the GP Project which covers the Fowlkes Station leases as per an agreement dated January 29, 2009 (see note 3 of the Financial Statements).

At April 30, 2009, the Company had total assets of $1,915 consisting of cash which compares with the Company's total assets at January 31, 2009, of $1,027,426. This change is primarily the result of the Agreement to terminate the Working Interest Purchase and Sale Agreement in Oil and Gas Leases in the GP Project which covers the Fowlkes Station leases as per an agreement dated January 29, 2009 (see note 3 of the Financial Statements).

At April 30, 2009, the Company's total liabilities were $220,083. Our total liabilities at January 31, 2009, were $1,255,166. The amount of $179,473 represents accounts payable and accrued professional fees and $40,610 is a note payable.

Plan of Operations

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

The Company is currently assessing new business opportunities, and expects to anounce a new business plan in the foreseeable future.

The Company intends to seek funding for its operation through a combination of the private placement of its equity securities, the public sales of its equity securities and borrowing.

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

Subsequent Events

On May 29, 2009, the Company entered into the Note with DT Crystal.  This Note sets forth the parties’ agreements regarding the repayment of DT Crystal for loans to the Company totalling $44,429.97 as of May 12, 2009, plus accrued interest of $3,192.00.  Pursuant to the Note, the Company has agreed to pay interest for the Loan in an amount equal to 3% over the prime rate (as reported in the Wall Street Journal).  Interest will be payable on a quarterly basis, but for the first six (6) months the interest will be accrued and capitalized.  After six months, the Loan will be reimbursable on demand.  At any time, DT Crystal may convert the Loan into restricted shares of the Company at a price per share equal to average bid closing price of the shares of the Company during the thirty (30) days before the conversion event, minus a 15% discount.

On May 30, 2009, the Company entered into the Memorandum with Michel St-Pierre, the Company’s Chief Financial Officer, effective as of January 31, 2009.  Pursuant to the Memorandum, unpaid fees in the amount of $33,750.00 will be repaid to Mr. St-Pierre, at an interest rate of 10% per year.  The amounts due will be repaid in six monthly instalments.

On June 4, 2009, the Stock Purchase Agreement was entered into by and between Gallant, the owner of 5,000,000 shares of the Company’s common stock and Lara Mac.  Pursuant to the Stock Purchase Agreement, Gallant has sold all of its 5,000,000 shares of the Company’s common stock to Lara Mac.  As of the date hereof, Lara Mac now owns 25.6% of the Company’s 19,553,375 issued and outstanding shares.

The Gallant transaction with Lara Mac has resulted in a change in control of the largest voting block of the Company effective as of June 4, 2009.  The compensation which Gallant received from Lara Mac consisted of Lara Mac’s agreement to assure the payment of certain obligations of the Company in the amount of $162,139.05 which shall be paid by the Company in due course.  The Company is not a party to the Stock Purchase Agreement.  The address of Lara Mac is 10 Main St., Keyport, NJ 07735.

Our Chief Executive Officer Mr. Mitchell Brown has sole voting power and sole power of disposition over all shares of Company common owned by Lara Mac and as such all such shares are therefore deemed to be beneficially owned by Mr. Brown.  Mr. Brown does not directly or indirectly own any other shares of the Company’s Common Stock.

Pursuant to the Stock Purchase Agreement, and in accordance with the Company’s by-laws and applicable laws of the State of Nevada, which is the corporate domicile of the Company, on June 4, 2009 the Board appointed the following individuals to fill five vacancies on the Board, to be effective ten (10) days after the date a Schedule 14f-1 is disseminated to the Company’s shareholders: Mitchell Brown, Alex J. Kaminski, Joseph Masselli, Steve Savage and Scott Smith.  In addition, each of Mr. Clarke and Mr. Pellerin will resign from the Company’s Board of Directors effective ten (10) days after the date such Schedule 14f-1 is disseminated to the Company’s shareholders.  Neither Mr. Clarke nor Mr. Pellerin has expressed any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.  The Schedule 14f-1 was disseminated to the Company’s shareholders on June 8, 2009.   Rule 14f-1 promulgated pursuant to Section 14 of the Securities Exchange Act of 1934, as amended (the “Act”), requires that ten (10) days prior to a change in a majority of the board of directors pursuant to an arrangement or understanding with the person or persons acquiring securities in a transaction subject to Section 13(d) or 14(d) of the Act, certain information be disseminated to the shareholders.

In addition, pursuant to the Stock Purchase Agreement, Robert Clarke has resigned as the Company’s Chief Executive Officer and President, effective as of June 4, 2009.  On June 4, 2009, the Board appointed the following individuals to serve as officers of the Company: (i) Mitchell Brown, Chief Executive Officer; (ii) Alex J. Kaminski, Treasurer of the Company; (iii) Joseph Masselli, President and Chief Operating Officer of the Company; and (iv) Steve Savage, Assistant Secretary of the Company until the resignation of Mr. Claude Pellerin, whereupon Mr. Savage shall become the Secretary of the Company.  Following the filing of this Report, Mr. Michel St-Pierre will resign and Mr. Alex J. Kaminski will become Chief Financial Officer in addition to his position as Treasurer of the Company.

The Company is currently assessing new business opportunities, and expects to anounce a new business plan in the foreseeable future.

On June 8, 2009, the Company changed its business address to 10 Main St., Keyport, NJ 07735 and its telephone number to 908-675-6360.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4: Controls and Procedures

As of the end of the period covered by this Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934 (the “Exchange Act”).  Based on their evaluation of our disclosure controls and procedures as of April 30, 2009, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and this information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosures.

Management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties and concluded that such controls were not effective as of April 30, 2009.

Changes in Internal Control Over Financial Reporting

The Company is in the process of improving its internal control over financial reporting in an effort to remediate this material weakness by improving period-end closing procedures and requiring all period-end recurring and non-recurring adjustments be reviewed by the Chief Financial Officer.

As of April 30, 2009, there has been no change in the Company’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

The Company is not, and has not been during the period covered by this Quarterly Report, a party to any legal proceedings.

Item 1A: Risk Factors

Not Applicable.

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

Exhibit 10.31
Convertible Note Agreement, by and between the Company and Wellington Capital Management Inc., dated as of February 2, 2009, incorporated by reference to Exhibit 10.31 to the Company’s Report on Form 10-K, filed with the Securities and Exchange Commission on May 18, 2009.

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

Exhibit 10.35
Letter of Intent, by and between the Company and Financial Media Net, Inc., dated as of March 25, 2009, incorporated by reference to Exhibit 99.1 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 26, 2009.

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

TIGER RENEWABLE ENERGY LTD.
(Registrant)

Dated: June 15, 2009
	By:	/s/ Mitchell Brown
		Name:	Mitchell Brown
		Title:	Principal Executive Officer

Dated: June 15, 2009
	By:	/s/ Michel St-Pierre
		Name:	Michel St-Pierre
		Title:	Principal Financial Officer and Chief Accounting Officer