Form 10-Q
period 2009-07-31
Cono Italiano, Inc.
filed 2009-09-14
CIK 1307701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: July 31, 2009

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to _________

Commission File Number: 000-51388

CONO ITALIANO, INC.
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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The Issuer had 485,113 shares of Common Stock, par value $.001, outstanding as of September 14, 2009.

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

Unless otherwise provided in this Quarterly Report, references to the “Company,” the “Registrant,” the “Issuer,” “we,” “us,” and “our” refer to Cono Italiano, Inc.

 Item 1: Financial Statements

CONO ITALIANO, INC.
(Formerly Known As Tiger Renewable Energy Ltd.)
(A Development Stage Company)
BALANCE SHEET

	July 31	January 31
	2009	2009
	(unaudited)	(audited)

ASSETS
Current assets:

Cash	$916	$19,223
Sundry current assets	-	8,203

TOTAL CURRENT ASSETS	916	27,426

Prepaid expenses (Note 3)	376,445

Investment (Note 4)	-	1,000,000

TOTAL ASSETS	$377,361	$1,027,426

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$210,132	$1,214,855
Notes payable (note 5)	63,488	40,311

TOTAL CURRENT LIABILITIES	273,620	1,255,166

STOCKHOLDERS' EQUITY

Common stock, $.001 par value, 100,000,000 shares authorized, 485,113 shares issued and outstanding	29,107	19,374
Additional paid-in capital	7,789,935	7,116,532
Deficit accumulated during development stage	(7,723,393)	(7,363,646)
Other Comprehensive Income	8,092	-

Total Stockholders' Equity	103,741	(227,740)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$377,361	$1,027,426

The accompanying notes are an integral part of the financial statements

CONO ITALIANO, INC.
(Formerly Known As Tiger Renewable Energy Ltd.)
 (A Development Stage Company)
STATEMENTS OF OPERATIONS
Three Months and Six Months Ended July 31, 2009 and 2008 and Period from September 9, 2004 (Inception) through July 31, 2009
(unaudited)

	Three months		Six months		Inception
	Ended	Ended	Ended	Ended	through
	July 31	July 31	July 31	July 31	July 31
	2009	2008	2009	2008	2009

General & administrative expenses	$339,671	$277,821	$362,360	$438,340	$2,826,129
Loss on disposal of investment					4,946,306
Interest (revenue) expense	1,265	12,642	1,265	18,632	(11,657)
Foreign exchange (gain) loss	334	3,439	(3,878)	9,817	4,163

	341,270	332,456	359,747	505,343	7,764,941

Minority interest in Joint Venture		(9,647)	-	(14,191)	(41,548)

NET LOSS	$341,270	$322,809	$359,747	$491,152	$7,723,393

Basic and diluted loss per common share	$0.87	$1.03	$1.00	$1.59	$ N/A

Weighted average number of common shares outstanding	393,117	312,234	359,503	309,306	N/A

The accompanying notes are an integral part of the financial statements

CONO ITALIANO, INC.
(Formerly Known As Tiger Renewable Energy Ltd.)
 (A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
From September 9, 2004, (Inception) through July 31, 2009 ( unaudited)

Stockholders Deficiency	Shares	Common stock Authorized 100,000,000 Shares, Par value $0,001	Additional paid in Capital	Deficit Accumulated During the Development Stage	Other Comprehensive Income (Loss)	Total

Shares issued to founders for cash	466,667	$28,000	$(27,600)	$-	$-	$400
Contribution to capital by founders	-	-	7,650	-	-	7,650
Net loss	-	-	-	(9,508)	-	(9,508)
Balances at November 30, 2004	466,667	$28,000	$(19,950)	$(9,508)	$-	$(1,458)

Shares issued for cash	119,379	7,163	95,185	-	-	102,348

Offering Costs	-	-	(20,000)	-	-	(20,000)

Contribution to capital by founders	-	-	34,200	-	-	34,200

Net loss	-	-	-	(58,819)	-	(58,819)

Balances at November 30, 2005	586,046	$35,163	$89,435	$(68,327)	$-	$56,271

Voluntary surrender common shares	(416,667)	(25,000)	25,000	-	-	0

Compensation relating to the joint venture	83,333	5,000	138,000	-	-	143,000
Shares and warrants issued for cash	8,333	500	999,500	-	-	1,000,000
Contribution to capital by founders	-	-	17,533	-	-	17,533
Stock-based compensation	-	-	74,766	-	-	74,766

Net loss	-	-	-	(511,635)	-	(511,635)

Balances at November 30, 2006	261,045	$15,663	$1,344,234	$(579,962)	$-	$779,935
Shares and warrants issued for stock payable	4,167	250	499,750	-	-	500,000

Stock-based compensation	-	-	31,522	-	-	31,522
Net Loss	-	-	-	(295,772)	-	(295,772)
Balances at January 31, 2007	265,212	$15,913	$1,875,506	$(875,734)	$-	$1,015,685
Shares and warrants issued for cash	37,500	2,250	4,497,750	-	-	4,500,000
Shares issued pursuant to exercise of stock options	3,667	220	10,780	-	-	11,000

Stock-based compensation	-	-	166,038	-	-	166,038

Net loss	-	-	-	(961,835)	-	(961,835)
Balances at January 31, 2008	306,379	$18,383	$6,550,074	$(1,837,569)	$-	$4,730,888
Shares issued in exchange of note payable	12,851	771	500,425	-	-	501,196
Shares issued in exchange of accounts payable	2,594	156	55,867	-	-	56,023
Shares issued in exchange of accounts payable	1,066	64	10,166	-	-	10,230
Net loss	-	-	-	(5,526,077)	-	(5,526,077)
Balances at January 31, 2009	322,890	$19,374	$7,116,532	$(7,363,646)	$-	$(227,740)
Shares issued in exchange of accounts payable	3,000	180	14,220	-	-	14,400
Shares issued for contract payment	159,223	9,553	659,183			668,736
Net Loss	-	-	-	(359,747)	-	(359,747)
Other comprehensive Income	-	-	-	-	8,092	8,092
Balances at July 31, 2009	485,113	$29,107	$7,789,935	$(7,723,393)	$8,092	$103,741

The accompanying notes are an integral part of the financial statements

CONO ITALIANO, INC.
(Formerly Known As Tiger Renewable Energy Ltd.)
  (A Development Stage Company)
STATEMENTS OF CASH FLOWS
Three Months Ended July 31, 2009 and 2008 and Periods from September 9, 2004 (Inception)
through July 31, 2009 ( unaudited)

	Six months Ended July 31 2009	Six months Ended July 31 2008	Inception through July 31, 2009

Cash flows from operating activities:
Net loss	$(359,747)	$(491,152)	$(7,723,393)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed rent and salary expense	-	-	59,383
Stock-based compensation expense	-	-	272,326
Stock issued for services (Note 3)	258,069		258,069
Loss on exchange of accounts payable			17,118
Gain on exchange of accounts payable	(10,997)		(16,752)
Interests on note payable		12,642	12,642
Loss on exchange of note payable		38,554	38,554
Loss on disposal of investment			4,653,037
Non-cash stock compensation relating to the joint venture	-	-	143,000
Minority interest in joint venture		(14,191)	46,680
Depreciation		1,813	3,626
Amortization Prepaid Expenses (Note 3)	34,222		34,222

Changes in:

Sundry current assets	8,203	(39,557)	-
Accounts payable and accrued liabilities	28,766	114,935	252,630
Net cash used in operating activities	(41,484)	(376,956)	(1,948,858)

Cash flows from investing activities:
Property and equipment	-	(155,491)	(4,798,026)
Net cash used in investing activities	-	(155,491)	(4,798,026)

Cash flows from financing activities:
Investment by minority interest	-	-	140,564
Stock payable: common stock and warrants	-	-	396,000
			104,000
Proceeds from sale of common stock and warrants	-	-	3,895,748
			1,687,000
Proceeds pursuant to exercise of stock options	-	-	11,000
Proceeds from note payable	23,177	250,345	604,774
Loan repayments	-	-	(91,286)

Net cash provided by financing activities	23,177	250,345	6,747,800

Net change in cash	(18,307)	(282,102)	916

Cash at beginning of period	19,223	334,730	-

Cash at end of period	$916	$52,628	$1,915

Supplemental Information:
Interest paid	$-	$-	$1,436

The accompanying notes are an integral part of the financial statements

NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Cono Italiano, Inc. (formally known as Tiger Renewable Energy Ltd.) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the year ended January 31, 2009, as reported in the Form 10-K, have been omitted.

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

3. PREPAID EXPENSES

On June 22, 2009 the Company entered into a Management Services Agreement with Lara Mac Inc. (“Lara Mac”), an entity controlled by Mitchell Brown, the Chief Executive Officer of the Company and a member of our Board of Directors.  In exchange for the Services, Lara Mac received 9,553,377 shares of the Company’s common stock (the “Fee”).  The value of the restricted shares of common stock constituting the Fee is deemed to be $0.044 per share, which is equivalent to fifty percent of the average closing trading price of the Company’s common stock during the ninety day period of February 27, 2009, through May 27, 2009. The value of the restricted shares of common stock on June 22, 2009 was $0.07 per share. The value of the contract $410,667 was accounted for as prepaid expenses. The contract will be amortized over a twelve month period.

The Management Services Agreement of $410,667 was paid with 9,553,377 shares of the Company’s common stock. The conversion price of these shares of the Company’s common stock, 0.044 per share, which is equivalent to fifty percent of the average closing trading price of the Company’s common stock during the ninety day period of February 27, 2009, through May 27, 2009 which resulted in a cost of $258,069 for the Company.

4. INVESTMENT

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

On April 5, 2009, the Company and Wellington Capital Management Inc. (Wellington) entered into an Agreement to terminate its Working Interest Purchase and Sale Agreement in Oil and Gas Leases in the GP Project which covers the Fowlkes Station leases as per an agreement dated January 29, 2009. The Company and Wellington also entered into a Termination and Discharge of the Convertible Note Agreement, and on April 30, 2009 the parties agreed to a Mutual Release. The Company and Wellington mutually agreed to terminate the Agreements in view of the current business environment and difficulty in raising capital.

5. NOTES PAYABLE

During the three months ended July 31, 2009, the Company received an additional loan of $4,186 from DT Crystal Limited and has capitalized accrued interests of $3,192, thereby aggregating to $47,988 as of July 31, 2009. These loans bear interest at 10% and are payable on demand.

During the three months ended July 31, 2009, the Company received loans of $15,500 from Mitch Brown Limited, the balance as of July 31, 2009 amounts to $47,988. These loans bear interest at 10% and are payable on demand.

6. SUBSEQUENT EVENTS

On August 10, 2009, the Company amended the First Article of the Company’s Certificate of Incorporation and changed the Company’s name from “Tiger Renewable Energy Ltd.” to “Cono Italiano, Inc.”

On August 10, 2009, the Company has conducted a one for sixty reverse stock split (the “Reverse Stock Split”).  As of that date, all of the existing outstanding common stock of the Company has been consolidated such that existing stockholders will hold one share of post-split common stock for every sixty shares owned prior to the reverse stock split. All fractional shares resulting from the reverse stock split have been rounded up to the next whole share.

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

Introduction

The Company was incorporated in the State of Nevada on September 9, 2004 as Arch Management Services Inc. A change of control of the Company occurred on June 5, 2006 and the Company changed its name from “Arch Management Services Inc.” to “Tiger Ethanol International Inc.” on November 24, 2006.  On February 11, 2008 the Company changed its name to “Tiger Renewable Energy Ltd.” Another change of control of the Company occurred on June 4, 2009.  On August 10, 2009, the Company changed its name to “Cono Italiano, Inc.” and its symbol changed to CNOZ.

Our principal business address is 10 Main Street, Keyport, NJ 07735 and our telephone number is 908-675-6360.

During the fiscal year ended January 31, 2009, the Company was a party to a joint venture named Xinjiang Yajia Distillate Company Limited to produce ethanol in the People’s Republic of China.  This ethanol was to be produced from agricultural products.  Due to a lack of financing and the recent deterioration of world financial markets, the Company’s board of directors determined that it was in our best interest to initiate a complete and total withdrawal from the ethanol business.

Our Business

Since January 31, 2009, the Company has had no operations.  The Company has been seeking new business opportunities since that time.
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

On June 4, 2009, an Affiliate Stock Purchase Agreement (the “Stock Purchase Agreement”) was entered into by and between Gallant Energy International Inc. (“Gallant”), a shareholder owning 5,000,000 shares of the Company’s common stock and Lara Mac Inc. (“Lara Mac”).  Pursuant to the Stock Purchase Agreement, Gallant has sold all of its 5,000,000 shares of the Company’s common stock to Lara Mac.  Following this transaction, Lara Mac owned 25.6% of the Company’s 19,553,375 issued and outstanding shares (following the issuance of additional shares (as described below) and a reverse stock split, the Company now has 485,113 shares outstanding).

The Gallant transaction with Lara Mac resulted in a change in control of the largest voting block of the Company effective as of June 4, 2009.  The compensation which Gallant received from Lara Mac consisted of Lara Mac’s agreement to assure the payment of certain obligations of the Company in the amount of $162,139.05, which shall be paid by the Company in due course.  The Company is not a party to the Stock Purchase Agreement.

On June 4, 2009, pursuant to the Stock Purchase Agreement, the Board also appointed the following individuals to five vacancies on the Board, effective ten (10) days after the filing of an Information Statement on Schedule 14f-1 with the U.S. Securities and Exchange Commission (the Information Statement was filed on June 9, 2009): Mitch Brown, Alex J. Kaminski, Joseph Masselli, Steve Savage and Scott Smith.  These new directors commenced their service on June 19, 2009.

In connection with the new Board’s appointment, Mr. Robert Clarke and Mr. Claude Pellerin resigned from the Board of Directors, effective as of June 19, 2009.  Neither Mr. Clarke nor Mr. Pellerin expressed any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. On June 19, 2009, Mr. Michel St-Pierre, the Chief Financial Officer of the Company, resigned from his position, following the filing of the Company’s Quarterly Report on Form 10-Q for the Period Ended April 30, 2009 on June 15, 2009.

As of the date of this Report, the officers and directors of the Company are as follows:

Mitchell Brown, Chief Executive Officer and Director
Joseph Masselli, President, Chief Operating Officer and Director
Alex J. Kaminski, Chief Financial Officer, Treasurer and Director
Steve Savage, Secretary
Scott Smith, Director

On June 22, 2009, Lara Mac, an entity controlled by Mitchell Brown (the Chief Executive Officer of the Company and a member of the Company’s Board of Directors) entered into a Management Services Agreement with the Company (the “Management Services Agreement”).  Lara Mac is the Company’s largest shareholder.  Pursuant to the Management Services Agreement, Lara Mac will render to the Company consulting and other advisory services in relation to developing strategic plans for inception of operations, corporate management, the operations of the Company, strategic planning, domestic and international marketing and sales, financial advice, including, without limitation, advisory and consulting services in relation to the selection and retention of candidates for senior management of the Company and its subsidiaries, prospective strategic alliance partners, preparing acquisition growth plans, identifying prospective merger and acquisition candidates, developing value propositions for the Company and acquisition candidates, analyzing financial implications of potential transactions, advising on negotiations regarding terms and conditions of transactions, outlining and managing due diligence issues and due diligence processes, introductions to prospective customers, selection of investment bankers or other financial advisors or consultants, and advice with respect to the capital structure of the Company, equity participation plans, employee benefit plans and other incentive arrangements for certain key executives of the Company (collectively, the “Services”).  In exchange for the Services, Lara Mac received 9,553,377 shares of the Company’s common stock (the “Fee”).  The value of the restricted shares of common stock constituting the Fee is deemed to be $0.044 per share, which is equivalent to fifty percent of the average closing trading price of the Company’s common stock during the ninety day period of February 27, 2009, through May 27, 2009 with a value of $410,666.51 (the “Issue Value”).  The parties to the Management Services Agreement also agreed that Lara Mac may render other services beyond the scope of activities which the parties contemplate as part of the Services, as to which Lara Mac shall be entitled to separate compensation that shall be negotiated in good faith by the parties on a case-by-case basis.  In the event that the Company is not generating organic revenues (excluding interest and investment income) as of the first anniversary of the date of the Management Services Agreement, then all of the Shares constituting the Fee shall be subject to repurchase by the Company at a repurchase price equal to the Issue Value.

Development Stage Expenditures

Development stage expenditures during the six-month period ended July 31, 2009 were $359,747, which consisted primarily of $51,343 in professional fees, $25,626 in salaries and $258,069 in loss on payment of contract (see Note 3 of the financials). As for the six- month period ended July 31, 2008, the expenses   were $491,152, which consisted primarily of $154,234 in professional fees, $152,176 in salaries and $28,035 in travel expenditures. As for the three month period ended July 31, 2009, the expenses were $341,270 and consisted primarily of $43,799 in professional fees and $258,069 in loss on payment of contract (see Note 3 of the financials). For the three month period ended July 31, 2008, the expenses were $322,809 and consisted primarily of $105,832 in professional fees, $132,687 in salaries and $5,603 in travel expenditures.

Financial Condition, Liquidity and Capital Resources

The Company's principal capital resources have been acquired through the sale of shares of its common stock.

At July 31, 2009, the Company had negative working capital of $272,704 compared to negative working capital of $1,227,740 at January 31, 2009. This change is primarily the result of the Agreement to terminate the Working Interest Purchase and Sale Agreement in Oil and Gas Leases in the GP Project which covers the Fowlkes Station leases as per an agreement dated January 29, 2009 (see note 3 of the Financial Statements).

At July 31, 2009, the Company had total assets of $377,361 consisting of cash and prepaid expenses which compares with the Company's total assets at January 31, 2009, of $1,027,426. This change is primarily the result of the Agreement to terminate the Working Interest Purchase and Sale Agreement in Oil and Gas Leases in the GP Project which covers the Fowlkes Station leases as per an agreement dated January 29, 2009 (see note 3 of the Financial Statements).

At July 31, 2009, the Company's total liabilities were $273,620. Our total liabilities at January 31, 2009, were $1,255,166. The amount of $210,132 represents accounts payable and accrued professional fees and $63,488 is notes payable.

Plan of Operations

With the market for ethanol at an all-time low and investor sentiment toward that industry being negative at present, the board and management concluded that the Hami project was not going to result in a viable business even if more capital was available, and thus decided to identify new opportunities for the Company.

Since the Company entered into the Assignment and Assumption Agreement on January 31, 2009, the Company has had no operations.  The Company is currently assessing new business opportunities, and expects to announce a new business plan in the foreseeable future.

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

Subsequent Events

On August 10, 2009, the Company amended the First Article of the Company’s Certificate of Incorporation and changed the Company’s name from “Tiger Renewable Energy Ltd.” to “Cono Italiano, Inc.”

On August 10, 2009, the Company conducted a one for sixty reverse stock split (the “Reverse Stock Split”).  As of that date, all of the existing outstanding common stock of the Company have been consolidated such that existing stockholders will hold one share of post-split common stock for every sixty shares owned prior to the reverse stock split. All fractional shares resulting from the reverse stock split have been rounded up to the next whole share.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4: Controls and Procedures

As of the end of the period covered by this Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934 (the “Exchange Act”).  Based on their evaluation of our disclosure controls and procedures as of July 31, 2009, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and this information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosures.

Management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties and concluded that such controls were not effective as of July 31, 2009.

Changes in Internal Control Over Financial Reporting

The Company is in the process of improving its internal control over financial reporting in an effort to remediate this material weakness by improving period-end closing procedures and requiring all period-end recurring and non-recurring adjustments be reviewed by the Chief Financial Officer.

As of July 31, 2009, there has been no change in the Company’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

No matters were submitted to the vote of the Company’s security holders during the fiscal quarter ended July 31, 2009.

On June 26, 2009, the Board of Directors of the Company approved and recommended the following actions: (i) the Amendment of Article 1 of the Company’s Articles of Incorporation by changing the Company’s name from “Tiger Renewable Energy Ltd.” to “Cono Italiano, Inc.” (the “Amendment”); and (ii) the Approval of e a reverse split of the outstanding shares of the Company’s common stock at the rate of one-for-sixty (1:60) (the “Reverse Stock Split”).  Section 78.320 of the Nevada Revised Statutes and the Company’s Bylaws provide that any action required or permitted to be taken at a meeting of the stockholders may be taken without a meeting if stockholders holding at least a majority of the voting power sign a written consent approving the action.  Because the stockholder holding a majority of the voting rights of all outstanding shares of capital stock as of June 26, 2009 voted in favor of the foregoing proposals by written consent, no stockholder consents were solicited in connection with the Amendment and the Reverse Stock Split.

Item 5: Other Information

None.

Item 6: Exhibits

(a)   Exhibits

Exhibit No.	Description of Exhibits

Exhibit 10.36
Affiliate Stock Purchase Agreement, dated June 4, 2009, between Gallant Energy International Inc. and Lara Mac Inc., incorporated by reference to Exhibit 99.1 to Lara Mac Inc.’s Schedule 13D, filed with the Securities and Exchange Commission on June 15, 2009.

Exhibit 10.37	Management Services Agreement, by and between the Company and Lara Mac Inc., dated as of June 22, 2009.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONO ITALIANO, INC.
(Registrant)

Dated: September 14, 2009
	By:	/s/ Mitchell Brown
		Name:	Mitchell Brown
		Title:	Principal Executive Officer

Dated: September 14, 2009
	By:	/s/ Alex J. Kaminski
		Name:	Alex J. Kaminski
		Title:	Principal Financial Officer and Chief Accounting Officer