Form 10-Q
period 2009-09-30
Cono Italiano, Inc.
filed 2009-11-23
CIK 1307701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2009

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

877-330-2666
(Registrant Telephone Number, Including Area Code)

January 31st
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The Issuer had 61,528,988 shares of Common Stock, par value $.001, outstanding as of November 20, 2009.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q (this “Report”) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs and other information that is not historical information and, in particular, appear in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report. When used in this Report, the words “estimates,” “expects,” “anticipates,” “forecasts,” “plans,” “intends,” “believes,” “seeks,” “may,” “will,” “should” and variations of these words or similar expressions (or the negative versions of any these words) are intended to identify forward-looking statements. However, as we issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, we are ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of our Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the results referred to in the forward-looking statements contained in this Report. Important factors outside the scope of our control could cause our actual results to differ materially from the results referred to in the forward-looking statements we make in this Report. Without limiting the foregoing, if we are unable to acquire approvals or consents from third parties or governmental authorities with respect to our new business model, our plans to commence our new business may become irrevocably impaired.

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

CONO ITALIANO, INC.
(FORMERLY KNOWN AS JANEX INTERNATIONAL, INC.)
(A DELAWARE CORPORATION)
Keyport, New Jersey

FINANCIAL REPORTS
AT
SEPTEMBER 30, 2009

CONO ITALIANO, INC.
(FORMERLY KNOWN AS JANEX INTERNATIONAL, INC.)
(A DELAWARE CORPORATION)
Keyport, New Jersey

TABLE OF CONTENTS

Balance Sheets at September 30, 2009 (Unaudited) and December 31, 2008	5

Statements of Changes in Stockholders’ Equity (Deficit) for the
Nine Months Ended September 30, 2009 and 2008 (Unaudited)	6

Statements of Operations for the Three and Nine Months Ended
September 30, 2009 and 2008 (Unaudited)	7

Statements of Cash Flows for the Three and Nine Months Ended
September 30, 2009 and 2008 (Unaudited)	8

Notes to Financial Statements	9 – 22

PART I: FINANCIAL INFORMATION

CONO ITALIANO, INC.
(FORMERLY KNOWN AS JANEX INTERNATIONAL INC.)
(A DELAWARE CORPORATION)
Keyport, New Jersey

BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2009	2008

ASSETS
Cash and Cash Equivalents	$52,752	$724
Due from Related Parties	149,748	55,500
Prepaid Expenses	4,615	4,615

Total Current Assets	207,115	60,839

Property and Equipment - Net of Accumulated Depreciation	26,561	36,156

Other Assets
Licensing Rights - Net of Accumulated Amortization	138,628	143,502

Total Assets	$372,304	$240,497

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Accrued Expenses	$2,500	$—
Accrued Interest	29,123	17,885
Deferred Revenue	87,998	45,125
Notes Payable	200,000	200,000
Due to Officer	660,150	568,828

Total Liabilities	979,771	831,838

Stockholders' Deficit
Common Stock - $.0001 Par; 150,000,000 and 500,000,000 Shares Authorized,
53,950,000 and 53,250,000 Shares Issued, 53,600,000 and 53,250,000
Outstanding, respectively	5,395	5,325
Additional Paid-In-Capital	481,618	383,419
Deficit	(1,094,480)	(980,085)
Less: Treasury Stock - 350,000 Shares at Cost	—	—

Total Stockholders' Deficit	(607,467)	(591,341)

Total Liabilities and Stockholders' Deficit	$372,304	$240,497

The accompanying notes are an integral part of these financial statements.

CONO ITALIANO, INC.
(FORMERLY KNOWN AS JANEX INTERNATIONAL INC.)
(A DELAWARE CORPORATION)
Keyport, New Jersey

STATEMENTS OF CHANGES IN EQUITY (DEFICIT) - (UNAUDITED)

	Common Stock		Additional			Total
	$ .0001 Par		Paid-In		Treasury	Stockholder's
	Shares	Amount	Capital	Deficit	Stock	Equity (Deficit)

Balance - January 1, 2008	6,000,000	$600	$164,400	$(50,290)	$—	$114,710

Additional Paid-In-Capital - Deemed Distribution	—	—	(312,000)	—	—	(312,000)

Common Stock Issued to Prior Owners	3,000,000	300	56,700	—	—	57,000

Common Stock Issued in Exchange for Services	42,000,000	4,200	425,377	—	—	429,577

Common Stock Issued per License Agreement	250,000	25	2,475	—	—	2,500

Net Loss for the Period Ended	—	—	—	(855,836)	—	(855,836)

Balance - September 30, 2008	51,250,000	5,125	336,952	(906,126)	—	(564,049)

Common Stock Issued in Exchange for Services	2,000,000	200	46,467	—	—	46,667

Net Loss for the Period Ended	—	—	—	(73,959)	—	(73,959)

Balance - December 31, 2008	53,250,000	5,325	383,419	(980,085)	—	(591,341)

Common Stock Issued in Exchange for Services	100,000	10	3,259	—	—	3,269

Common Stock Issued for Cash	100,000	10	24,990	—	—	25,000

Common Stock Issued for Related Party Expense	500,000	50	69,950	—	—	70,000

Cancellation of 350,000 Common Stock	—	—	—	—	—	—

Net Loss for the Period	—	—	—	(114,395)	—	(114,395)

Balance - September 30, 2009	53,950,000	$5,395	$481,618	$(1,094,480)	$—	$(607,467)

The accompanying notes are an integral part of these financial statements.

CONO ITALIANO, INC.
(FORMERLY KNOWN AS JANEX INTERNATIONAL INC.)
(A DELAWARE CORPORATION)
Keyport, New Jersey

STATEMENTS OF OPERATIONS - UNAUDITED

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Sales	$3,473	$3,810	$8,527	$3,810

Cost of Sales	1,659	2,789	3,183	$3,440

Gross Profit	1,814	1,021	5,344	370

Expenses
Selling and Direct	4,163	2,000	6,019	123,449
Compensation Expense	—	—	—	233,333
General and Administrative	41,631	38,299	102,482	499,424
Interest Expense	4,581	—	11,238	—

Total Expenses	50,375	40,299	119,739	856,206

Net Loss for the Period	$(48,561)	$(39,278)	$(114,395)	$(855,836)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.02)

Weighted Average Common Shares Outstanding	53,759,783	51,158,152	53,838,828	35,922,993

The accompanying notes are an integral part of these financial statements.

CONO ITALIANO, INC.
(FORMERLY KNOWN AS JANEX INTERNATIONAL INC.)
(A DELAWARE CORPORATION)
Keyport, New Jersey

STATEMENTS OF CASH FLOWS - UNAUDITED

For the Nine Months Ended September 30,	2009	2008

Cash Flows from Operating Activities

Net Loss for the Period	$(114,395)	$(855,836)

Adjustments to Reconcile Net Loss for the Period to
Net Cash Flows from Operating Activities:
Amortization	4,874	—
Depreciation	10,940	10,435
Interest on Officer Loan	11,238	—
Common Stock Issued in Exchange for Services	3,269	429,577
Common Stock Issued per License Agreement	—	—
Expense to Prior Owners	—	257,000
Changes in Assets and Liabilities:
Prepaid Expenses	—	(4,615)
Accrued Expenses	2,500	—
Deferred Revenue	42,873	50,000

Net Cash Flows from Operating Activities	(38,701)	(113,439)

Net Cash Flows from Investing Activities
Purchase of Property and Equipment	(1,345)	(13,600)

Cash Flows from Financing Activities
Cash Proceeds from Sale of Stock	25,000	—
Cash Advance to Related Party	(24,248)	(55,500)
Due to Officer	91,322	91,251

Net Cash Flows from Financing Activities	92,074	35,751

Net Change in Cash and Cash Equivalents	52,028	(91,288)

Cash and Cash Equivalents - Beginning of Year	724	100,517

Cash and Cash Equivalents - End of Period	$52,752	$9,229

Supplemental Non-Cash Investing and Financing Activities:
Deemed Distribution	$—	$312,000
Common Stock Issued for Related Party Expense	$70,000	$—

Cash Paid During the Period for:
Interest	$—	$—
Income Taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

CONO ITALIANO, INC.
(FORMERLY KNOWN AS JANEX INTERNATIONAL, INC.)
(A DELAWARE CORPORATION)
Keyport, New Jersey

NOTES TO FINANCIAL STATEMENTS

Note A -	The Company
Merger and Recapitalization

Cono Italiano, Inc., (Cono, Inc. or the “Company”) was formed as Janex International Inc. on July 6, 2007 in the State of Delaware.   On January 8, 2008 Janex International Inc. changed its name to Cono Italiano, Inc.

Cono Italiano, LLC (Cono, LLC) was formed on June 27, 2007 as a limited liability company in the State of New Jersey.  Cono, LLC had no operations and its primary assets were the license rights to manufacture, market, and distribute “pizza cono”, a unique pizza style food product.

In March 2007, the license rights held by the individual founders of Cono, LLC was sold to The Total Luxury Group (TLG), an unrelated entity.  Subsequently, on January 8, 2008 the license rights were transferred to Mitchell Brown for the total consideration of $312,000.  The transfer of Cono, LLC (which includes the license rights) was effected in settlement of an obligation due to Mitchell Brown by TLG.

On January 14, 2008, Cono, LLC was sold to Cono, Inc. for the total consideration of $426,000.  In exchange for the 100% interest in Cono, LLC, the sole member of the LLC received 6,000,000 shares of Cono, Inc. valued at $114,000 and was issued a promissory note for $312,000.  Mitchell Brown is also a principal stockholder in Cono, Inc.

The transaction was accounted for as a recapitalization of Cono, Inc. and Cono, LLC both companies under common control.  As such, the assets and liabilities of Cono, LLC were carried over to Cono, Inc. at the historical carrying values.

At the time of the sale of Cono, LLC to Cono, Inc., Cono had a tangible net book value of $114,700.  Since the assets and liabilities of Cono, LLC were recorded at their historical carrying amounts after the merger and recapitalization, the excess of the consideration paid of $426,000 over the carrying value of $114,700 had been recorded as a distribution to the stockholder.

The condensed financial statements of Cono Italiano, Inc., included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company’s Form 8K, and other reports filed with the SEC.

The accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented.  The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole.  Certain information that is not required for interim financial reporting purposes has been omitted.

CONO ITALIANO, INC.
(FORMERLY KNOWN AS JANEX INTERNATIONAL, INC.)
(A DELAWARE CORPORATION)
Keyport, New Jersey

NOTES TO FINANCIAL STATEMENTS

Note B -	Summary of Significant Accounting Policies
Method of Accounting
The Company maintains its books and prepares its financial statements on the accrual basis of accounting.

Cash and Cash Equivalents

Cash and cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.  The Company maintains cash and cash equivalents at financial institutions, which periodically may exceed federally insured amounts.

Property, Equipment and Depreciation
Property and equipment are reflected at cost of acquisition and are depreciated on various methods utilizing the following estimated lives:

Machinery and Equipment	5 - 7 Years
Office Equipment	3 - 7 Years

Maintenance and repairs are expensed as incurred.  The cost of property and equipment retired or otherwise disposed of and the related accumulated depreciation are removed from the accounts and reflected as other income or expense.

Long-lived Assets

The Company accounts for impaired long-lived assets in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”.  This standard prescribes the method for asset impairment evaluation for long-lived assets and certain identifiable intangibles that are either held and used or are to be disposed of.  The Company evaluates the ability to recover long-lived assets whenever events or circumstances indicate that the carrying value of the asset may not be recoverable.  In the event assets are impaired, losses are recognized to the extent the carrying value exceeds the fair value.  In addition, the Company reports assets to be disposed of at the lower of the carrying amount or the fair market value less selling costs.

Intangible Assets

Intangible assets consist of licensing rights.  The Company applies an impairment evaluation whenever events or changes in business circumstances indicate that the carrying value of the intangible assets may not be recoverable.  Other intangible assets are amortized on a straight-line basis over their estimated economic lives.  The Company believes that the straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained annually by the Company.

- continued -

CONO ITALIANO, INC.
(FORMERLY KNOWN AS JANEX INTERNATIONAL, INC.)
(A DELAWARE CORPORATION)
Keyport, New Jersey

NOTES TO FINANCIAL STATEMENTS

Note B -	Summary of Significant Accounting Policies - continued
Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740 (prior authoritative literature:  FASB Statement No. 109, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles”).  FASB ASC 740 replaces SFAS 109, “Accounting for Income Taxes”, using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities.  This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment.  Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards.  Deferred income tax expense represents the change in net deferred assets and liability balances.

Earnings per Share

Earnings per share of common stock are computed in accordance with FASB ASC 240 (prior authoritative literature:  FASB Statement No. 128, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles”).  FASB ASC 240 replaces SFAS No, 128, “Earnings per Share”.  Basic earnings per share are computed by dividing income or loss available to common shareholders by the weighted-average number of common shares outstanding for each period.  Diluted earnings per share are calculated by adjusting the weighted average number of shares outstanding assuming conversion of all potentially dilutive stock options, warrants and convertible securities, if dilutive. Common stock equivalents that are anti-dilutive are excluded from both diluted weighted average number of common shares outstanding and diluted earnings per share.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Fair value of financial instruments
Prepaid expenses, accrued expenses, notes payable, and amounts due to and from related parties are carried in the financial statements at amounts which approximate fair value.

- continued -

CONO ITALIANO, INC.
(FORMERLY KNOWN AS JANEX INTERNATIONAL, INC.)
(A DELAWARE CORPORATION)
Keyport, New Jersey

NOTES TO FINANCIAL STATEMENTS

Note B -	Summary of Significant Accounting Policies - continued

Stock-Based Compensation
Stock-based compensation related to non-employees is recognized as compensation expense in the accompanying statements of operations and is based on the fair value of the services received or the fair value of the equity instruments issued, whichever is more readily determinable. The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments granted to Other Than Employees.” The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Note C -	Recently Issued Accounting Standards

In 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (ASC Topic 820) which defines fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair value measurements. This guidance is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. It does not expand or require any new fair value measures; however the application of this statement may change current practice. FASB ASC 820 is effective as of the beginning of the first fiscal year that begins after November 15, 2007.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December, 2008.  The adoption of FASB ASC 820 did not have a material effect on its financial statements.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 825-10 (Prior authoritative literature: FASB Statement 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”).  FASB ASC 825-10 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates.  FASB ASC 825-10 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December, 2008. The adoption of FASB ASC 825-10 did not have a material effect on its financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 810-10-65 (Prior authoritative literature:  FASB Statement 160, "Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”).  FASB ASC 810-10-65 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  FASB ASC 810-10-65 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  As such, the Company was required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009.  The adoption of FASB ASC 810-10-65 on its financial statements did not have a material effect.

- continued -

CONO ITALIANO, INC.
(FORMERLY KNOWN AS JANEX INTERNATIONAL, INC.)
(A DELAWARE CORPORATION)
Keyport, New Jersey

NOTES TO FINANCIAL STATEMENTS

Note C -	Recently Issued Accounting Standards - continued

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 805 (Prior authoritative literature: FASB Statement 141(R), "Business Combinations”).  FASB ASC 805 establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  FASB ASC 805 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  As such, the Company was required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009.  The adoption of FASB ASC 805 on its financial statements did not have a material effect.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 815-10 (Prior authoritative literature: FASB Statement 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”).  FASB ASC 815-10 requires enhanced disclosures about an entity’s derivative and hedging activities.  FASB ASC 815-10 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged.  As such, the Company was required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009.  The adoption of FASB ASC 815-10 on its financial statements did not have a material effect.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 944 (Prior authoritative literature: FASB Statement 163, "Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60). FASB ASC 944 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement.  FASB ASC 944 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.  As such, the Company was required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009.  The adoption of FASB ASC 944 on its financial statements did not have a material effect.

In May 2009, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 855-10 (Prior authoritative literature: FASB Statement 165, "Subsequent Events”).  FASB ASC 855-10 establishes principles and requirements for subsequent events.  FASB ASC 855-10 is effective for interim or annual financial periods ending after June 15, 2009.  As such, the Company was required to adopt this standard in the period ended June 30, 2009.  Adoption of FASB ASC 855-10 did not have a significant effect on the Company’s financial statements.

- continued -

CONO ITALIANO, INC.
(FORMERLY KNOWN AS JANEX INTERNATIONAL, INC.)
(A DELAWARE CORPORATION)
Keyport, New Jersey

NOTES TO FINANCIAL STATEMENTS

Note C -	Recently Issued Accounting Standards - continued

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 810-10-05 (Prior authoritative literature: FASB Statement No. 167 “Amendments to FASB Interpretation No. 46(R)”). FASB ASC 810-10-05 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of prior authoritative literature FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in prior authoritative literature SFAS No. 166 and (2) constituent concerns about the application of certain key provisions of prior authoritative literature Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. FASB ASC 810-10-05 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. As such, the Company is required to adopt this standard at the beginning of fiscal year end December 31, 2010. The Company is evaluating the impact the adoption of FASB ASC 810-10-05 will have on its financial statements.

In June 2009, the Financial Accounting Standards Board issued FASB ASC 105-10 (prior authoritative literature: FASB Statement No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). FASB ASC 105-10 replaces SFAS 162 and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  FASB ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  As such, the Company is required to adopt this standard in the current period.  Adoption of FASB ASC 105-10 did not have a significant effect on the Company’s financial statements.

Note D -	Property and Equipment
Property and equipment consisted of the following:

	September 30,	December 31,
	2009	2008

Machinery and Equipment	$49,402	$49,402
Office Equipment	3,119	1,774
	$52,521	$51,176
Less: Accumulated Depreciation	25,960	15,020

Net Property and Equipment	$26,561	$36,156

Depreciation expense for the nine months ended September 30, 2009 and 2008 was $10,940 and $10,435, respectively.

CONO ITALIANO, INC.
(FORMERLY KNOWN AS JANEX INTERNATIONAL, INC.)
(A DELAWARE CORPORATION)
Keyport, New Jersey

NOTES TO FINANCIAL STATEMENTS

Note E -	Licensing Rights

Licensing Rights were bought in February 2006 and have a life of 25 years. However, since the Company was in the development stage in 2007 and 2006 the rights are being amortized over 23 years and consist of the following:

	September 30,	December 31,
	2009	2008

Licensing Rights	$150,000	$150,000
Less: Accumulated Depreciation	11,372	6,498

Net Licensing Rights	$138,628	$143,502

Amortization expense for the nine months ended September 30, 2009 and 2008 was $4,874 and $-0-, respectively. Amortization for the five (5) years is expected to be $6,498 annually.

Note F -	Transactions with Prior Owners

In January, 2008, Cono Inc. issued 3,000,000 shares of common stock to the former owners of the license rights of the Pizza Cono Products.  The shares were issued by agreement between Cono, Inc. and the former owners in satisfaction of any future claims whether known or unknown with regards to the license rights.  In addition to the shares issued the Company also issued a note payable to the former owners in the amount of $200,000. The note contains no established repayment terms and interest has not been imputed in the accompanying financial statements.

Note G -	Related Party Transactions

On July 14, 2008, (the date of Edesia’s inception), the Company entered into an operating agreement with Edesia Emprise, LLC to manufacture product for the Company. The CEO of the Company owned 50% of Edesia until July 21, 2008 when he transferred his interest to a relative. At the date of the transfer, Edesia had no assets or business operations.

Due from Related Party consists of monies advanced on behalf of Edesia Emprise, LLC and Cono Italiano Inc. - Nevada.

The Company purchased manufacturing equipment on behalf of Edesia to be used by an unrelated entity for the production of the pizza cones products. The manufactured pizza cone products will be resold by Cono and its licensees. Production of the pizza cones under the agreement began in March 2009.

- continued -

CONO ITALIANO, INC.
(FORMERLY KNOWN AS JANEX INTERNATIONAL, INC.)
(A DELAWARE CORPORATION)
Keyport, New Jersey

NOTES TO FINANCIAL STATEMENTS

Note G -	Related Party Transactions - continued

Funds advances to Cono Italiano Inc. - Nevada were for working capital needs in anticipation of the share exchange (Note K)The advances are non-interest bearing and is due upon demand.  Due from related parties consist of the following:

	September 30,	December 31,
	2009	2008

Edesia Emprise, LLC	$131,815	$55,500
Cono Italiano Inc. - Nevada	17,933	––

Due from Related Parties	$149,748	$55,500

Due to Officer

Certain disbursements of the Company have been paid by an officer of the Company.  The balance at September 30, 2009 and December 31, 2008 was $660,150 and $568,828, respectively.  There are no established repayment terms.  For the nine months ended September 30, 2009, the Company has imputed interest at the applicable federal rate of 2.87%. Interest expense charged to operations was $11,238 and $-0-, for the nine months ended September 30, 2009 and 2008, respectively.

Note H -	Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $1,094,480 at September 30, 2009.

The Company’s continued existence is dependent upon its ability to raise capital.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note I -	Income Tax Compliance
The Company is not in compliance with filing its required income tax returns.  Since the Company has had continuous losses and has available net operating losses, the Company believes that any tax liability would not be material. Deferred taxes are provided for the temporary differences between the financial reporting basis and the tax reporting basis of the Company’s assets and liabilities.  The temporary differences between financial reporting and income tax purposes are primarily net operating loss carry forwards for income tax purposes. A valuation allowance is recorded for deferred tax assets when management determines it is more likely than not that such assets will not be realized.

A full valuation allowance has been established against the deferred tax assets for the nine months ended September 30, 2009 and 2008 as utilization of the loss carry forwards and realization of other deferred tax assets cannot be reasonably assured.

CONO ITALIANO, INC.
(FORMERLY KNOWN AS JANEX INTERNATIONAL, INC.)
(A DELAWARE CORPORATION)
Keyport, New Jersey

NOTES TO FINANCIAL STATEMENTS

Note J -	Licensing Revenue

On July 9, 2008, (subsequently amended in October 2009) the Company entered into a Supplier/Distribution agreement with Pino Gelato, Inc., an unrelated entity.  The agreement grants the exclusive manufacture and distribution rights to Pino Gelato, Inc. for the production of pizza cono food products for certain specified geographical territories.  The term of the agreement is for ten (10) years with an automatic renewal for another ten (10) years.  In addition, Pino Gelato, Inc. has the exclusive rights to enter into franchise agreements with third parties to market and sell the pizza cono food products.

In exchange for the rights granted to Pino Gelato under the agreement, the Company is to receive total cash consideration of $100,000.  Pursuant to the amended agreement, the consideration is to be paid in installments as follows:

•	$75,000 has been paid to date and prior to the execution of the amended contract.
•	$25,000 to be paid upon the execution of the amended agreement and the installation of the equipment together with equipment training.

As an inducement to buy the distribution and franchise rights by Pino Gelato, Inc. the Company agreed to issue 375,000 shares of common stock to Pino upon receipt of the first and final installment of the agreement.  Common stock amounting to 250,000 shares were issued prior to the execution of the amendment in October, 2009 with the remaining 125,000 shares to be issued upon receipt of the final $25,000 cash payment from Pino.  The fair market value of the common stock issued in connection with the installment payments made has been recorded as an offset to the payments received under the agreement.  The payments received have been recorded as deferred licensing revenue in the accompanying financial statements.  The licensing revenue is being amortized to revenue over the initial license term of ten (10) years.

In addition to the $100,000 cash consideration, the Company is entitled to royalties on the sale of all Pino Gelato’s pizza cono food products in the amount of $9,500.  Furthermore, the Company is entitled to ten (10) percent of all franchise revenue generated by Pino Gelato.

CONO ITALIANO, INC.
(FORMERLY KNOWN AS JANEX INTERNATIONAL, INC.)
(A DELAWARE CORPORATION)
Keyport, New Jersey

NOTES TO FINANCIAL STATEMENTS

Note K -	Subsequent Events

In October, 2009, the Company through its related party entity, Edesia Emprise, LLC, terminated an agreement (which began in March, 2009) with an unrelated party for the manufacture of pizza cone products. The termination was reached in mutual agreement with the counter party and mutual releases were granted in connection with the termination.

On November 6, 2009, Cono Italiano (Delaware) entered into a Commitment Letter, pursuant to which, one of our shareholders, Lara Mac has agreed to provide financing to Cono Italiano, Inc., with such funds as the Company’s Board of Directors shall deem to be sufficient to maintain the Company’s ordinary course of business operations (the “Commitment Amount”).  We may draw on the Commitment Amount in monthly tranches in accordance with our operating requirements as set forth in our business plan. The available Commitment Amount will be reduced by the aggregate cash proceeds received by the Company which are derived from the issuance of any equity securities and Company gross revenues. Draws on the Commitment Amount will be made on terms of unsecured notes, with interest set on each note as of the date of the draw at prime rate plus two percent per annum. The notes will mature and become repayable thirty calendar days after demand at any time following the earlier of (a) December 31, 2010 or (b) the date upon which we are in receipt of revenues or proceeds from the sales of equity securities. We will give Lara Mac customary representations and warranties regarding the good standing of our Company and status of progress in respect of our Company business plan prior to each draw on the Commitment Amount, and we will provide certifications and covenants regarding use of proceeds of each draw, which will be in customary forms reasonably requested by Lara Mac as determined by reference to similar lenders making similar loans to similar companies. Lara Mac will not be required to make any loans under the Commitment Amount to us if we are unable to make the representations, warranties, certifications or covenants, or if we are in breach of any previously given representations, warranties, certifications or covenants. If we breach any of the notes, the default rate will be 15% per annum and Lara Mac may seek recourse against our company for repayment of all of the notes.

On November 11, 2009, Cono Italiano (Delaware) and Edesia Emprise, LLC entered into a Master Manufacturing Agreement.  Pursuant to this Master Manufacturing Agreement, Edesia Emprise, LLC will produce the Company’s Pizza Cono product.  Cono Italiano (Delaware) has agreed to pay Edesia Emprise, LLC the costs of production plus fifteen percent (15%).  This Master Manufacturing Agreement has a five (5) year term and will automatically renew unless cancelled by one of the parties pursuant to its terms.  This Master Manufacturing Agreement is exclusive within the United States.  Edesia Emprise, LLC may either produce this product directly or through a subcontractor.

The Company entered into a share exchange agreement whereby Cono would exchange all of its common stock for the stock of Cono Italiano, Inc. (a Nevada corporation) formerly known as Tiger Renewable Energy Inc. (and referred to herein as “Cono Italiano (Nevada)”) on a share for share basis. The agreement will become effective when all of the contractual provisions have been satisfied.

- continued -

CONO ITALIANO, INC.
(FORMERLY KNOWN AS JANEX INTERNATIONAL, INC.)
(A DELAWARE CORPORATION)
Keyport, New Jersey

NOTES TO FINANCIAL STATEMENTS

Note K -	Subsequent Events - continued

Prior to entering into the share exchange agreement, the principal stockholder of Cono became a stockholder of Cono Italiano (Nevada), either through direct ownership or through an entity in which he controls, effectively gaining control of Cono Italiano (Nevada).

Additionally, Cono Italiano (Nevada) entered into a management services contract with the entity controlled by the principal stockholder of Cono. Pursuant to the management services agreement, the entity will provide consulting and other strategic advisory services to Cono Italiano (Nevada). In exchanges for the services, the entity will receive shares of Cono Italiano (Nevada) as compensation for those services

On August 10, 2009, Cono Italiano (Nevada) changed its name from Tiger Renewable Energy Inc. to Cono Italiano, Inc. - a Nevada corporation.

The exchange of shares between Cono Italiano, Inc. - Delaware and Cono Italiano, Inc. - Nevada will be accounted for as a recapitalization of the Companies, as the majority stockholder of Cono Italiano, Inc. will be the majority stockholder of the surviving company.  Pursuant to the accounting for a recapitalization, the historical carrying value of the assets and liabilities of Cono Italiano, Inc. will carry over to the surviving company.

The accompanying unaudited pro forma financial information of Cono Italiano, Inc. - Delaware for the nine months ended September 30, 2009 and Cono Italiano, Inc. - Nevada six months ended July 31, 2009 present the historical financial information of the accounting acquirer. The pro forma financial information is presented for information purposes only. Such information is based upon the standalone historical results of each company and does not reflect the actual results that would have been reported had the acquisition been completed when assumed, nor is it indicative of the future results of operations for the combined enterprise.

PRO FORMA BALANCE SHEETS

	Cono Italiano, Inc. Nevada 7/31/2009	Cono Italiano, Inc. Deleware 9/30/2009	Pro Forma adjustments as of closing date	Pro Forma Consolidated as of closing date
ASSETS

Current assets
Cash and Cash Equivalants	$916	$52,752	$—	$53,668
Due from Related Parties	—	149,748	(15,500)	134,248
Prepaid expense	—	4,615	—	4,615

Total Current Assets	916	207,115	(15,500)	192,531

Prepaid Expenses	376,445		—	376,445

Property, Plant and Equipment - Net of Accumulated	—	26,561	—	26,561

Other Assets			—	—
Licensing Rights - Net of Accumulated Amortization	—	138,628	—	138,628

TOTAL ASSETS	$377,361	$372,304	$(15,500)	$734,165

LIABILITIES AND EQUITY (DEFICIT)

Accounts payable and accrued liabilities	$210,132	$—	$(15,500)	$194,632
Accrued Expenses	—	2,500	—	2,500
Accrued Interest	—	29,123	—	29,123
Deferred Revenue	—	87,998	—	87,998
Note payable	63,488	200,000	—	263,488
Due to Officer	—	660,150	—	660,150

Total Liabilities	273,620	979,771	(15,500)	1,237,891

Shareholders' Deficit
Common Stock - $.0001 Par; 150,000,000 and 500,000,000	—	5,360	(5,360)	—
Common stock, $.001 par value, 100,000,000 shares	29,107		61,286	90,393
Additional paid in capital	7,789,935	481,688	(7,771,227)	500,396
Deficit	(7,723,393)	(1,094,480)	7,723,393	(1,094,480)
Treasury Stock - 350,000 Shares at Par	—	(35)	—	(35)
Other Comprehensive Income	8,092	—	(8,092)	—

Total Shareholders' Equity (Deficit)	103,741	(607,467)	—	(503,726)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$377,361	$372,304	$(15,500)	$734,165

CONO ITALIANO, INC.
(A NEVADA CORPORATION)
Keyport, New Jersey

PRO FORMA STATEMENT OF OPERATIONS

	Cono Italiano, Inc. Nevada for the six months ended 7/31/2009	Cono Italiano, Inc. Deleware for the nine months ended 9/30/2009	Pro Forma adjustments	Pro Forma Consolidated

Revenue	$—	$8,527	$—	$8,527
Cost of Sales	—	3,183	—	3,183

Gross Profit	—	5,344	—	5,344

Expenses
Selling and Direct	—	6,019	—	6,019
General and Administrative	362,360	102,482	—	464,842
Interest Expense	1,265	11,238	—	12,503
Foreign Exchange (Gain) Loss	(3,878)	—	—	(3,878)

Total Expenses	359,747	119,739	—	479,486

Net loss for the Period	$(359,747)	$(114,395)	$—	$(474,142)

Basic and diluted net loss per share	$(1.00)	$(0.00)		$(0.01)

Weighted average shares outstanding	359,503	53,838,828		61,528,964

Subsequent events were evaluated through November 20, 2009, the date the financial statements were issued.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

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

Our principal business address is 10 Main Street, Keyport, NJ 07735 and our telephone number is 877-330-2666.

Our Business

We are a development stage company. The Company was previously involved in the production of ethanol from agricultural products. The Company’s board of directors determined that it was in our best interest to initiate a complete and total withdrawal from the ethanol business as of January 31, 2009. The Company subsequently began seeking new business opportunities.

On June 4, 2009, an Affiliate Stock Purchase Agreement (the “Stock Purchase Agreement”) was entered into by and between Gallant Energy International Inc. (“Gallant”), a shareholder owning 25.6% of the shares of the Company’s common stock and Lara Mac Inc. (“Lara Mac”). Pursuant to the Stock Purchase Agreement, Gallant sold all of its shares of the Company’s common stock to Lara Mac. The Gallant transaction with Lara Mac resulted in a change in control of the largest voting block of the Company effective as of June 4, 2009. The compensation which Gallant received from Lara Mac consisted of Lara Mac’s agreement to assure the payment of certain obligations of the Company in the amount of $162,139.05, which shall be paid by the Company in due course. The Company was not a party to the Stock Purchase Agreement.

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

As of the date of this Report, the officers and directors of the Company are as follows:

Mitchell Brown, Chief Executive Officer and Director
Joseph Masselli, President, Chief Operating Officer and Director
Alex J. Kaminski, Chief Financial Officer, Treasurer and Director
Steve Savage, Secretary
Scott Smith, Director

On June 22, 2009, Lara Mac entered into a Management Services Agreement with the Company (the “Management Services Agreement”). Pursuant to the Management Services Agreement, Lara Mac agreed to render to the Company certain consulting and other advisory services. In exchange for the services, Lara Mac received shares of the Company’s common stock.

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

We recently indentified Cono Italiano, Inc., a Delaware corporation (referred to herein as “Cono Italiano (Delaware)”) as a business venture that would be suitable for future operation. On November 12, 2009, we entered into agreement with the shareholders of Cono Italiano pursuant to which we acquired all of the issued and outstanding shares of Cono Italiano (Delaware) and we will now operate Cono Italiano (Delaware) as a wholly-owned subsidiary of our Company.

On November 6, 2009, as additional inducement to the shareholders of Cono Italiano (Delaware) to enter into the Share Exchange Agreements, Lara Mac agreed to the termination of the Management Services Agreement with the Company and the cancellation of all of the Company shares previously issued to Lara Mac.

Cono Italiano (Delaware)

In February 2006 Cono Italiano LLC, a New Jersey limited liability company, entered into an agreement with Kono Italia S.R. L., an Italian company doing business as “Pizza Hands.” Kono Italia S.R.L owns the designs, recipes and technology for the “Pizza Cono,” a food product for quick service restaurants consisting of a cone shaped pizza dough. Cono Italiano (Delaware) (as the successor to Cono Italiano, LLC) holds a distribution agreement for North America from Kono Pizza in Italy. This distribution agreement grants the licensee an exclusive license to exploit this product in the United States, Canada and Mexico for a twenty-five (25) year term. The product is patented in the United States and Europe as is the cone production machine which is proprietary. In 2007 Cono Italiano, LLC introduced the product into the North American market by building an alliance with Center Plate, a food service provider to stadiums and arenas throughout North America.

Cono Italiano (Delaware) was formed through the merger of Cono Italiano LLC, a New Jersey limited liability company, and Janex International, Inc., a Delaware corporation, in January, 2008. Cono Italiano (Delaware) was formed as Janex International, Inc. on July 6, 2007 in the State of Delaware. On January 8, 2008 Janex International Inc. changed its name to Cono Italiano, Inc. Cono Italiano, LLC (Cono, LLC) was formed on June 27, 2007 as a limited liability company in the State of New Jersey. Cono, LLC had no operations and its primary assets were the license rights to manufacture, market, and distribute “pizza cono”, a unique pizza style food product. In March 2007, the license rights held by the individual founders of Cono, LLC was sold to The Total Luxury Group (“TLG”), an unrelated entity. Subsequently, on January 8, 2008 the license rights were transferred to Mitchell Brown, our Company’s Chief Executive Officer, for the total consideration of $312,000. The transfer of Cono, LLC (which includes the license rights) was effected in settlement of an obligation due to Mitchell Brown by TLG. On January 14, 2008, Cono, LLC was sold to Cono Italiano (Delaware) for the total consideration of $426,000. In exchange for the 100% interest in Cono, LLC, the sole member of the LLC received 6,000,000 shares of Cono Italiano (Delaware) valued at $114,700 and was issued a promissory note for $312,000. Mitchell Brown is also a principal stockholder in the Company.

Cono Italiano (Delaware) is licensed to distribute a food product called the “Pizza Cono.” The Pizza Cone is designed to be a drip free, spill free cone-shaped pizza made of a proprietary dough and filled with freshly selected ingredients. The Company intends that the Pizza Cone will be distributed through the fast food market (the fast food market is generally defined as restaurants selling food and drinks for immediate consumption either on the premises in designated eating areas, or for consumption elsewhere). The Pizza Cone will be distributed to quick-service restaurants, takeaways, mobile and street vendors, and leisure locations. These establishments include typical fast food chains, supermarkets, convenience stores, entertainment facilities and sports arenas.

On July 9, 2008, Cono Italiano (Delaware) entered into a distribution and licensing agreement (the “Distribution Agreement”) with Pino Gelato, Inc., a South Carolina corporation presently involved in retail sales of Italian gelato and sales of franchises for the sale of gelato. Under the terms of the Distribution Agreement, we have granted to Pino Gelato, Inc. the rights in the United States, Canada and Mexico to sell and distribute our products through retail channels. The initial term of the Distribution Agreement is for ten (10) years and shall be automatically renewed for additional ten (10) year terms if neither party is in material breach of the Distribution Agreement at the expiration date of each ten (10) year term. The Distribution Agreement includes the right to market Pizza Cones and establish Pizza Cone and Pino Gelato Cafes. Cono Italiano (Delaware) has received $100,000 in cash in consideration for such Distribution Agreement. There have been five retail channels established to date for a licensing fee of $25,000. Product has been sold to various distributors throughout the country for distribution.

As part of Cono Italiano (Delaware)’s marketing strategy, Cono Italiano (Delaware) paid $8,500 in September of 2008 to develop retail packaging and conducted a photo shoot for the product in October of 2008 at a cost of $1,500.

There have been five licenses sold to date and there are currently five such cafes in operation, located in South Carolina, Tennessee, Pittsburgh and Ohio. These cafes are presently selling the Pizza Cone product.

In July of 2008, the Company’s Chief Executive Officer, Mitchell Brown and Ramona Fantini of Pino Gelato formed a manufacturing entity, Edesia Emprise, LLC, to produce and manufacturer the "Cones." Mitchell Brown transferred his ownership interests in Edesia Emprise, LLC to his father, Gene Brown, later that month.

Since March of 2009, Cono Italiano (Delaware)’s marketing and distribution efforts have also included giving free samples of its product away at the Indianapolis Speedway, presenting the product to potential distributors at a trade show, and selling the product at an Italian festival in Indianapolis.

On November 11, 2009, Cono Italiano (Delaware) and Edesia Emprise, LLC entered into a Master Manufacturing Agreement. Pursuant to this Master Manufacturing Agreement, Edesia Emprise, LLC will produce the Company’s Pizza Cono product. Cono Italiano (Delaware) has agreed to pay Edesia Emprise, LLC the costs of production plus fifteen percent (15%). This Master Manufacturing Agreement has a five (5) year term and will automatically renew unless cancelled by one of the parties pursuant to its terms. This Master Manufacturing Agreement is exclusive within the United States. Edesia Emprise, LLC may either produce this product directly or through a subcontractor. Edesia Emprise, LLC has advised Cono Italiano (Delaware) that it intends to enter into its first subcontract agreement shortly.

Financial Information in this Report

The acquisition of Cono Italiano (Delaware) by our Company was for accounting purposes treated as a reverse acquisition where Cono Italiano (Delaware) is the accounting survivor. As such, all financial information discussed and presented herein is the historical and current information pertaining only to Cono Italiano (Delaware) except as otherwise indicated. The financial statements and notes included as part of this Report pertain only to Cono Italiano (Delaware) as the accounting survivor and disregard the historical financial statements filed by our Company prior to the acquisition of Cono Italiano (Delaware).

Revenues

In the three month period ended September 30, 2009, Cono Italiano (Delaware) had total sales of $3,473. In the nine month period ended September 30, 2009, Cono Italiano (Delaware) had total sales of $8,527.

Financial Condition, Liquidity and Capital Resources

Through September 30, 2009, Cono Italiano (Delaware) has accrued total liabilities of $979,771 in the course of developing its operations. The Company’s expenditures are expected to increase as the Company expands its operations, expends additional funds on marketing, administration and new staff, and commences the payment of salaries to existing officers and directors (although the Company’s officers and directors have agreed that they will not receive any salary through December 31, 2010). Total liabilities increased from $831,838 on December 31, 2008 to $979,771 at September 30, 2009.

The total assets of Cono Italiano (Delaware) increased from $240,497 on December 31, 2008 to $372,304 on September 30, 2009. The Company’s largest asset as of September 30, 2009 was the value of its licensing rights, net of accumulated amortization, which was assessed as being worth $138,628.

As of September 30, 2009, Cono Italiano (Delaware) had $52,752 in cash and cash equivalents on hand, as compared to $724 on hand as of December 31, 2008. The main source of this cash was loans from an officer; our Chief Executive Officer, Mitchell Brown, was owed $660,150 as of September 30, 2009, which total loan amount had increased from $568,828 at December 31, 2008.

Total expenses for the three month period ended September 30, 2009 were $50,375. This included, in part, selling expenses of $4,163, general and administrative expenses of $41,631and interest expense of $4,581. This was an increase from the three month period ended September 30, 2008, in which total expenses were $40,299, consisting of selling expenses of $2,000 and general and administrative expenses of $38,299.

Total expenses for the nine month period ended September 30, 2009 were $119,739. This included, in part, selling expenses of $6,019, general and administrative expenses of $102,482 and interest expense of $11,238. This was a decrease from the nine month period ended September 30, 2008, in which total expenses were $856,206, consisting of selling expenses of $123,449, compensation expense of $233,333 and general and administrative expenses of $499,424.

The Company’s management believes that Cono Italiano will need additional capital to conduct business, grow and expand the Company. The terms and condition of any which we may receive financing could have a material adverse affect on our business, results of operations, liquidity and financial condition.

On November 9, 2009, Cono Italiano (Delaware) entered into a Commitment Letter, pursuant to which, one of our shareholders, Lara Mac has agreed to provide financing to Cono Italiano (Delaware), with such funds as the Company’s Board of Directors shall deem to be sufficient to maintain the Company’s ordinary course of business operations (the “Commitment Amount”). We may draw on the Commitment Amount in monthly tranches in accordance with our operating requirements as set forth in our business plan. The available Commitment Amount will be reduced by the aggregate cash proceeds received by the Company which are derived from the issuance of any equity securities and Company gross revenues. Draws on the Commitment Amount will be made on terms of unsecured notes, with interest set on each note as of the date of the draw at prime rate plus two percent per annum. The notes will mature and become repayable thirty calendar days after demand at any time following the earlier of (a) December 31, 2010 or (b) the date upon which we are in receipt of revenues or proceeds from the sales of equity securities. We will give Lara Mac customary representations and warranties regarding the good standing of our Company and status of progress in respect of our Company business plan prior to each draw on the Commitment Amount, and we will provide certifications and covenants regarding use of proceeds of each draw, which will be in customary forms reasonably requested by Lara Mac as determined by reference to similar lenders making similar loans to similar companies. Lara Mac will not be required to make any loans under the Commitment Amount to us if we are unable to make the representations, warranties, certifications or covenants, or if we are in breach of any previously given representations, warranties, certifications or covenants. If we breach any of the notes, the default rate will be 15% per annum and Lara Mac may seek recourse against our company for repayment of all of the notes.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4: Controls and Procedures

As of the end of the period covered by this Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934 (the “Exchange Act”). Based on their evaluation of our disclosure controls and procedures as of September 30, 2009, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and this information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosures.

Management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties and concluded that such controls were not effective as of September 30, 2009.

Changes in Internal Control Over Financial Reporting

The Company is in the process of improving its internal control over financial reporting in an effort to remediate this material weakness by improving period-end closing procedures and requiring all period-end recurring and non-recurring adjustments be reviewed by the Chief Financial Officer.

As of September 30, 2009, there has been no change in the Company’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

The Company is not, and has not been during the period covered by this Quarterly Report, a party to any legal proceedings.

Item 1A: Risk Factors

In connection with the Company’s recent transaction with the shareholders of Cono Italiano (Delaware), the Company’s risks and opportunities have change considerably.  The following sets forth the current view of the Company’s management regarding risk.

An investment in our Company involves a substantial risk of loss. You should carefully consider the risks described below, before you make any investment decision regarding our Company. Additional risks and uncertainties, including those generally affecting the market in which we operate or that we currently deem immaterial, may also impair our business. If any such risks actually materialize, our business, financial condition and operating results could be adversely affected. In such case, the trading price of our common stock could decline.

The following risk factors are not exhaustive and the risks discussed herein do not purport to be inclusive of all possible risks but are intended only as examples of possible investment risks. To facilitate understanding of the various business risks applicable to our Company and the strategic alliance companies through which we intend to operate our business during the foreseeable future, the risk factors discussed herein address our Company together with the risks applicable to our operations that we intend to conduct with our strategic alliance partners.

Risks Related to Our Business

We are a small company with a limited operating history and limited capital resources.  We may not be able to raise additional capital to grow and expand our business, which could materially and adversely affect the future of our business.

We are a small company with a limited history, limited capital and limited operating resources.  As of September 30, 2009, we had cash and cash equivalents of approximately $52,752 (unaudited). While we believe we will be able to meet our current needs for cash from revenues, we may need additional capital to conduct business, grow and expand.

The terms and condition of any which we may receive financing could have a material adverse affect on our business, results of operations, liquidity and financial condition.  Any investment in our shares is subject to the significant risk that we will not be able to adequately capitalize our Company to enable us to continue to develop and implement our business model.  Even if we are able to raise adequate capital, the cost of such capital may be burdensome and may materially impair our ability to fully implement our business plan.

Indebtedness may burden us with high interest payments and highly restrictive terms which could adversely affect our business.

Should we borrow money to implement our business plans, we would be burdened with interest payments.  A significant amount of indebtedness could increase the possibility that we may be unable to generate sufficient revenues to service the payments on indebtedness, when due, including principal, interest and other amounts.  Agreements made in connection with any borrowings may contain significant restrictions and covenants that, among other things, could limit our ability to make investments, pay dividends or make distributions to our shareholders, repurchase or redeem indebtedness, grant liens on our assets, enter into transactions with our affiliates, merge or consolidate with other entities or transfer all or substantially all of our assets, and restrict the ability of our subsidiaries to pay dividends or to make other payments to us.

Our ability to comply with any restrictions and covenants related to indebtedness in the future is uncertain and would be affected by the levels of cash flow from our operations and events or circumstances beyond our control.  Our failure to comply with any of restrictions and covenants under indebtedness financing could result in a default under those facilities, and could cause all of our existing indebtedness to be immediately due and payable. If any of our indebtedness were to be accelerated, we may not be able to repay our indebtedness or borrow sufficient funds to refinance it. Even if we were able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us.  If any of our indebtedness is in default for any reason, our business, financial condition and results of operations could be materially and adversely affected. In addition, complying with any restrictions and covenants may also cause us to take actions that are not favorable to our shareholders and may make it more difficult for us to successfully execute our business plan and compete against companies that are not subject to such restrictions and covenants.

We may have to price our products and services at low margins which could adversely affect our business and any investment in our company.

Even if we are able to compete with our competitors, we may have to price our products and services at low gross margins in order to gain market share. Competitive pricing pressures together with new or improved competing product introductions by our competitors may adversely affect the average selling price of our products and services and force us to make downward adjustments.  If we are unable to offset price decreases by increasing our sales volumes or by adjusting our product offerings, our revenues and gross margins would decline.  To grow our business we generate revenues as soon as possible and thereafter continue to develop and introduce new products, services and improvements. If we cannot maintain reasonable gross margins, our financial position may be harmed, our stock price may decline and we may fail.

We could have substantial difficulty addressing the challenges of rapid growth.

If demand for our products increases rapidly, we will need to either increase our internal production capacity or implement additional outsourcing. Success in developing and producing a limited volume of products does not guarantee that we will experience comparable success in operations conducted on a larger scale. Modifying our procedures and facilities to adjust to increased demand may delay delivery of our products.  Production efficiencies, yields and product quality may decline as our Company expands over time. If we are unable to meet the demand of our customers and deliver products quickly and cost effectively, customers may turn to our competitors. The costs and risks associated with implementing new technologies, methods and processes, including the purchase of new equipment, and any resulting delays, inefficiencies and loss of sales, could harm our results of operations.

We expect that our anticipated future growth may strain our management, administrative, operational and financial infrastructure.  Failure of our ability to reasonably manage anticipated growth could materially and adversely affect our business.

We anticipate that significant expansion of our present operations will be required to capitalize on market opportunities. This expansion is expected to place a significant strain on our management, operational and financial resources. We expect to add a substantial number of additional key personnel in the future, including key managerial employees who will have to be fully integrated into our operations. In order to manage our growth, we will be required to continue to implement and improve our operational and financial systems, to expand existing operations, to attract and retain superior management, and to train, manage and expand our employee base. We cannot assure you that we will be able to effectively manage the expansion of our operations, that our systems, procedures or controls will be adequate to support our operations or that our management will be able to successfully implement our business plan. If we are unable to manage growth effectively, our business, financial condition and results of operations could be materially and adversely affected.

Our success will depend heavily on our management.  If we fail to hire and retain qualified management and other key personnel, the implementation of our business plan will be materially and adversely affected.

Our performance is substantially dependent on the continued services and performance of our executive officers and other key personnel, and our ability to retain and motivate our officers and key employees. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial and marketing personnel. Competition for qualified personnel is intense, and we cannot assure you that we will be successful in attracting and retaining such personnel. The failure to attract and retain our officers or the necessary technical, managerial and marketing personnel could have a material adverse effect on our business, prospects, financial condition and results of operations.

Our dependence on management creates risks. The loss of our experienced officers and key employees could materially and adversely affect our ability to professionally manage our business.

Our plan for success is dependent, in large part, on the active participation of our executive officers. The loss of their services would materially and adversely affect our business and future success.  We do not have key-man life insurance in effect at the present time.  Should any of our key employees die or become incapacitated, we may not be able to replace them in a timely or cost effective manner which could materially and adversely harm our business, financial condition and results of operations.

We may be sued for infringing on the intellectual property rights of others.

Third parties may claim that we are infringing on their intellectual property rights.  We may violate the rights of others without our knowledge. If a litigant establishes that we are infringing its intellectual property rights, or that our intellectual property rights are invalid, we may be forced to change our products, services, or manufacturing processes, and such changes may be expensive or impractical. We may then be forced to seek royalty or license agreements from such litigant. If we are unable to agree on acceptable terms, we may be required to discontinue the sale of key products or halt other aspects of our operations. In addition, we may also be liable for significant financial damages for a violation of intellectual property rights.  Any adverse result related to violation of third party intellectual property rights could materially and adversely harm our business, financial condition and results of operations.  Even if intellectual property claims brought against us are without merit, they may result in litigation which could be costly and time consuming, and may divert our management and key personnel from operating our business.

We may be exposed to tax audits, which could be expensive for the Company and time consuming for management.

Our U.S. federal and state tax returns may be audited by the U.S. Internal Revenue Service (the “IRS”). An audit may result in the challenge and disallowance of deductions claimed by us. Further, an audit could lead to an audit of one or more of our investors and ultimately result in attempts to adjust investors’ tax returns with respect to items unrelated to us.   We are unable to guarantee the deductibility of any item that we acquire.  We will claim all deductions for federal and state income tax purposes which we reasonably believe that we are entitled to claim. In particular, we will elect to treat as an expense for tax purposes all interest, management fees, taxes and insurance. The IRS may disallow any of the various elements used in calculating our expenses, thereby reducing federal income tax benefits of an investment. To the extent that any challenge or disallowance is raised in connection with a tax return filed by an individual shareholder, the cost of any audit and/or litigation resulting there from would be born solely by the affected shareholder. In the event the IRS should disallow any of our deductions, the directors, in their sole discretion, will decide whether to contest such disallowance. No assurance can be given that in the event of such a contest the deductions would be sustained by the courts. If the disallowance of any deductions results in an underpayment of tax, investors could also be responsible for interest on the underpayments.

Securities compliance may be expensive and time consuming for our management.

Compliance with the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated there under, including, the Sarbanes-Oxley Act of 2002 and related requirements will be costly and will place a significant burden on our management. At the present time, the Company has only a limited history of operating with the internal controls and procedures required of a public company. We expect to commence documenting, reviewing, and where appropriate, improving our internal controls and procedures in anticipation of being subject to Section 404 of the Sarbanes-Oxley Act of 2002, which will require management assessments of the effectiveness of our internal control over financial reporting. Management will be required to conduct an annual evaluation of our internal control over financial reporting and include a management report on our internal control over financial reporting, along with a report by our independent registered public accounting firm addressing these assessments. We cannot assure you that measures we have taken, or future measures we may take, will enable us to provide accurate and timely financial reports, particularly if we are unable to hire additional personnel in our accounting and financial department, or if we lose personnel in this area. Any failure to maintain an effective system of internal controls, or any other problems with our financial systems or internal controls, could result in delays or inaccuracies in reporting financial information or failure to comply with SEC reporting and other regulatory requirements.  Any of these situations could adversely affect our business and stock price.

Estimates must be made in connection with the preparation of our financial reports. If changes must be made to financial reports, we could be adversely affected.

We follow accounting principles generally accepted in the United States in preparing our financial statements. As part of this work, we must make many estimates and judgments which affect the value of the assets and liabilities, contingent assets and liabilities, and revenue and expenses reported in our financial statements. We believe that our estimates and judgments are reasonable and we make them in accordance with our accounting policies based on information available at the time. However, actual results could differ from our estimates and this could require us to record adjustments to expenses or revenues that could be adversely material to our financial position and results of operations.

A Significant Percentage of our Common Stock is Owned by a Single Investor, which may lead to the Company taking actions which conflict with other shareholders.

Our Chief Executive Officer, Mr. Mitchell Brown, owns 30,000,000 shares of the Company’s common stock directly, and has sole voting power and sole power of disposition over all 6,000,000 shares of the Company’s common owned by Lara Mac Inc.  Thus Mr. Brown controls the voting of approximately 58.5% of our issued and outstanding shares. This concentration of ownership and control could discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, or could otherwise delay or prevent a change in control transaction or other business combination, which could in turn have an adverse effect on the market price of our common shares. As long as this concentration of ownership persists, it is unlikely that any other holder or group of holders of our common shares will be able to affect the way we are managed or the direction of our business. The interests of the control group of shareholders could conflict with the interests of other shareholders. In addition, we may adopt amendments to our organizational documents and applicable state law which have anti-takeover provisions that could delay or prevent a change in control of our company.

We will indemnify our officers and directors which could cause our capital resources to be used to defend and settle claims or legal actions against them.

The Articles of Incorporation, By-Laws and the Nevada Revised Statutes, as amended contain provisions that limit the liability of directors for monetary damages and provide for indemnification of officers and directors under certain circumstances. Such provisions may discourage shareholders from bringing a lawsuit against directors for breaches of fiduciary duty, even though such action, if successful, might otherwise have benefited our shareholders. According to such provisions, we are responsible for payment of costs of settlement and damage awards against our officers or directors.

The Nevada Revised Statutes provides that our directors and officers are generally not personally liable to us or our shareholders or creditors for monetary damages for acts and omissions in his or her capacity as an officer or director unless it is proven that such act or omission constituted a breach of fiduciary duty as a director or officer and such breach involved intentional misconduct, fraud or a knowing violation of law.

The Articles of Incorporation provide that we will indemnify our directors and officers against all costs, expenses and liabilities, including the amounts of judgments, amounts paid in compromise settlements and amounts paid for services of counsel and other related expenses, which may be incurred by or imposed on him or her in connection with any claim, action, suit, proceeding, investigation or inquiry hereafter made, instituted or threatened in which he or she may be involved as a party or otherwise by reason of any past or future action taken or authorized and approved by him or her or any omission to act as such officer or director, at the time of the incurring or imposition of such costs, expenses, or liabilities, except such costs, expenses or liabilities as shall relate to matters as to which he or she shall in such action, suit or proceeding, be finally adjudged to be liable by reason of his or her negligence or willful misconduct toward the corporation or such other corporation in the performance of his or her duties as such officer or director.

In addition to the indemnification provided for in its Articles of Incorporation and By-Laws, we may enter into agreements to indemnify our directors and officers. Under these agreements, we will be obligated to indemnify our directors and officers for expenses, attorneys’ fees, judgments, fines and settlement amounts incurred by any director or officer in any action or proceeding arising out of the director’s or officer’s services as a director or officer of us, any of our subsidiaries or any other company or enterprise to which the person provides services at our request. We believe that these provisions and agreements are necessary to attract and retain qualified individuals to serve as directors and officers.

If our food products become contaminated, we may be subject to product liability claims, product recalls and increased scrutiny by regulators, any of which could adversely affect our business.

Food products like Pizza Cones are vulnerable to contamination leading to food-related illness.  There is a risk that our products could become contaminated and then ultimately consumed by purchasers.  Purchasers who suffer, or claim to suffer, as a result of consuming our products may sue us, and such suits could be expensive and time consuming for the Company and its management.  While the Company believes that it has adequate insurance to mitigate the potential risk of losses for product liability claims, such insurance may prove to be insufficient.

A decline in the economy may lead to a decline in demand for our products.

Should the U.S. economy experience a further decline, demand for our product may not grow and may even decrease, and accordingly, our ability to generate revenues may be impaired.

Increased costs for the raw materials used to produce the Pizza Cone may reduce our profits.

The Company is unable to predict the extent to which the raw materials used to produce the Pizza Cone may increase in the future.  Significant cost increase may substantially reduce our profits.

A material disruption at our processing plant could seriously harm our financial condition and operating results.

In the event that the processing plant at which our products are made was to be damaged due to natural disaster or disrupted by labor disputes, the Company could experience difficulties in finding an alternative production location.  Such difficult and delay could impact the profitability of the Company.

The failure of Pino Gelato, Inc. to effectively sell our products could significantly reduce our sales and profits.

The Company will be reliant on Pino Gelato, Inc. and its management in the near future for the sale of its product to retail outlets.  Should Pino Gelato, Inc. fail to accomplish its goals, the Company will not be adversely impacted.

Risks Related To Investing In Our Common Shares

You may have difficulty selling our common shares and may therefore lose all or a significant portion of your investment.

Our common shares trades on the OTC Bulletin Board.  The stock price may be volatile. The market price of our common shares may be subject to wide fluctuations in response to several factors including the following:

•	Our ability to execute our business plan and significantly grow our business;
•	Our ability to generate brand loyalty among target consumer segment car buyers;
•	Increased competition from competitors who offer competing services; and
•	Our financial condition and results of operations.

As a result, our shareholders may find it more difficult to obtain accurate quotations concerning the market value of the stock. Shareholders also may experience greater difficulties in attempting to sell our common shares than if they were listed on a self-regulated national stock exchange.

We may need to raise additional capital. If we are unable to raise additional capital, our business may fail.

We may need to raise additional capital to provide cash for our operations. The fact that we have generated only $3,473 in sales for the three months ended September 30, 2009 (unaudited) may deter potential investors from providing financing. Uncertainty regarding our ability to generate revenues may make it difficult for us to find financing on acceptable terms.  If we are unable to obtain adequate funding, we may not be able to successfully develop and market our products and our business may fail.  To secure additional financing, we may need to borrow money or sell more securities.  Under the current circumstances, we may be unable to secure additional financing on favorable terms, if available at all.

We do not currently intend to pay dividends on our common stock and, consequently, the ability to achieve a return on your investment in our common stock will depend on appreciation in the price of our common stock.  If our common stock does not appreciate in value, investors could suffer losses in their investment in our common stock.

We do not expect to pay cash dividends on our common stock. Any future dividend payments are within the absolute discretion of our Board of Directors and will depend on, among other things, our results of operations, working capital requirements, capital expenditure requirements, financial condition, contractual restrictions, business opportunities, anticipated cash needs, provisions of applicable law and other factors that our Board of Directors may deem relevant. We may not generate sufficient cash from operations in the future to pay dividends on our common stock.  As a result, the success of your investment in our common stock will depend on future appreciation in its value.  The price of our common stock may not appreciate in value or even maintain the price at which you purchased our shares.  If our common stock does not appreciate in value, investors could suffer losses in their investment in our common stock.

Because the market for our common shares is limited, investors may not be able to resell their common shares.  Investors should therefore assume that any investment in our company will be illiquid for the foreseeable future.

Our common shares trade on the Over-the-Counter-Bulletin-Board quotation system. Trading in our shares has historically been subject to very low volumes and wide disparity in pricing. Investors may not be able to sell or trade their common shares because of thin volume and volatile pricing with the consequence that they may have to hold your shares for an indefinite period of time.

There are legal restrictions on the resale of the common shares offered, including penny stock regulations under the U.S. Federal Securities Laws.  These restrictions may adversely affect your ability to resell your stock.

We anticipate that our common stock will continue to be subject to the penny stock rules under the Securities Exchange Act of 1934, as amended. These rules regulate broker/dealer practices for transactions in "penny stocks." Penny stocks are generally equity securities with a price of less than $5.00. The penny stock rules require broker/dealers to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations and the broker/dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction, the broker and/or dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. The transaction costs associated with penny stocks are high, reducing the number of broker-dealers who may be willing to engage in the trading of our shares. These additional penny stock disclosure requirements are burdensome and may reduce all of the trading activity in the market for our common stock. As long as the common stock is subject to the penny stock rules, our shareholders may find it more difficult to sell their shares.

Our future sales of our common shares could cause our stock price to decline.

There is no contractual restriction on our ability to issue additional shares. We cannot predict the effect, if any, that market sales of our common shares or the availability of shares for sale will have on the market price prevailing from time to time. Sales by us of our common shares in the public market, or the perception that our sales may occur, could cause the trading price of our stock to decrease or to be lower than it might be in the absence of those sales or perceptions.

You may experience dilution of your ownership interests due to the future issuance of additional shares of our common stock which could be materially adverse to the value of our common stock.

Giving effect to the shares issued in exchange for the Cono Italiano (Delaware) shares, we have 61,528,987 shares of our common stock issued and outstanding, following both our one for sixty reverse stock split on August 10, 2009 and our acquisition of the shares of Cono Italiano (Delaware) on November 12, 2009.  We are authorized to issue up to 100,000,000 shares of common stock. Our Board of Directors may authorize the issuance of additional common or preferred shares under applicable state law without shareholder approval.  We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with the hiring of personnel, future acquisitions, future private placements of our securities for capital raising purposes or for other business purposes. Future sales of substantial amounts of our common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock.  If we need to raise additional capital to expand or continue operations, it may be necessary for us to issue additional equity or convertible debt securities.  If we issue equity or convertible debt securities, the net tangible book value per share may decrease, the percentage ownership of our current stockholders may be diluted and such equity securities may have rights, preferences or privileges senior or more advantageous to our common stockholders.

Grants of stock options and other rights to our employees may dilute your stock ownership.

We plan to attract and retain employees in part by offering stock options and other purchase rights for a significant number of common shares. We have granted stock options to certain officers and directors.  The issuance of common shares pursuant to these options, and options issued in the future, will have the effect of reducing the percentage of ownership in us of our then existing shareholders.

The market price of our common stock may be volatile which could adversely affect the value of your investment in our common stock.

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	Changes in estimates of our financial results or recommendations by securities analysts;

•	failure of any of our products to achieve or maintain market acceptance;

•	Changes in market valuations of similar companies;

•	significant products, contracts, acquisitions or strategic alliances of our competitors;

•	Success of competing products or services;

•	Changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

•	regulatory developments;

•	litigation involving our company, our general industry or both;

•	additions or departures of key personnel;

•	investors’ general perception of us; and

•	Changes in general economic, industry and market conditions.

Absence of equity research reports or unfavorable reports could adversely affect the price of our stock.

The trading market for our common shares will rely in part on the research and reports that equity research analysts publish about us and the industry segments in which we operate. The public price of our publicly traded common shares could decline if one or more securities analysts downgrades investment in our common shares or if those analysts issue other unfavorable commentary about our industry or other major participants in our industry, or if they decline to publish reports about us.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3: Defaults Upon Senior Securities

Not Applicable.

Item 4: Submission of Matters to a Vote of Security Holders

There have been no meetings of security holders during the period covered by this Quarterly Report.

No matters were submitted to the vote of the Company’s security holders during the fiscal quarter ended September 30, 2009.

Item 5: Other Information

None.

Item 6: Exhibits

(a)   Exhibits

Exhibit No.	Description of Exhibits

Exhibit 3.6
Certificate of Amendment to the Articles of Incorporation, dated as of July 31, 2009, incorporated by reference to Exhibit 3.6 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 3.15	The Company’s Bylaws, as amended.

Exhibit 10.44
Annulment Agreement, by and between Cono Italiano (Delaware) and Mitchell Brown, dated as of August 11, 2009, incorporated by reference to Exhibit 10.44 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 10.45
Annulment Agreement, by and between Cono Italiano (Delaware) and Steve Savage, dated as of August 11, 2009, incorporated by reference to Exhibit 10.45 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 10.46
Annulment Agreement, by and between Cono Italiano (Delaware) and Joseph Masselli, dated as of August 11, 2009, incorporated by reference to Exhibit 10.46 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 10.47
Settlement Agreement and Mutual Release, by and between Dough Bros., Inc., John Allen, Drew Allen, Matt Allen, Edesia Emprise, LLC, Cono Italiano, Inc., Mitchell Brown, John Jacobs and Ramona Fantini, dated as of October 22, 2009, incorporated by reference to Exhibit 10.47 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 10.48
Commitment Agreement, by and between Cono Italiano (Delaware) and Lara Mac Inc., dated as of November 9, 2009, incorporated by reference to Exhibit 10.48 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 10.49
Master Manufacturing Agreement, by and between Cono Italiano (Delaware) and Edesia Emprise, LLC, dated as of November 11, 2009, incorporated by reference to Exhibit 10.49 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 10.50
Form of Share Exchange Agreement, by and between the Company and the shareholders of Cono Italiano (Delaware), incorporated by reference to Exhibit 10.50 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 10.51
Amendment to the Management Services Agreement, by and between Lara Mac Inc., Cono Italiano, Inc. (a Nevada corporation) and Cono Italiano, Inc. (a Delaware corporation), dated as of November 6, 2009, incorporated by reference to Exhibit 10.51 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

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

Dated: November 23, 2009
	By:	/s/ Mitchell Brown
		Name:	Mitchell Brown
		Title:	Principal Executive Officer

Dated: November 23, 2009
	By:	/s/ Alex J. Kaminski
		Name:	Alex J. Kaminski
		Title:	Principal Financial Officer and Chief Accounting Officer