Form 10-Q
period 2009-10-31
Cono Italiano, Inc.
filed 2010-03-30
CIK 1307701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: October 31, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The Issuer had 61,528,988 shares of Common Stock, par value $.001, outstanding as of March 1, 2010.

Explanatory Note:

This Report on Form 10-Q (this “Report”) has been filed by Cono Italiano, Inc., a Nevada corporation (the “Company”) in response to comments received from the U.S. Securities and Exchange Commission (the “Commission”).  The information contained in this Report describes the Company, its plans, and its financial condition as of October 31, 2009.  Events related to the Company which have occurred after October 31, 2009 are not described or reported herein.   Subsequent to the period covered by this Report, we entered into share exchange agreements with all of the shareholders of Cono Italiano Inc., a Delaware corporation (referred to herein as “Cono Italiano (Delaware)”), pursuant to which we acquired all of the issued and outstanding shares of Cono Italiano (Delaware).  We now operate Cono Italiano (Delaware) as a wholly-owned subsidiary of our Company.  On November 13, 2010, the Company filed a Current Report on Form 8-K with the Commission regarding the November 12, 2009 transactions.  Cono Italiano (Delaware) was the accounting survivor in the share exchange transaction and all financial statements of the Company with respect to reporting periods on and after November 13, 2009 reflect the financial accounting of Cono Italiano (Delaware) and do not reflect the financial statements contained herein covering the pre-transaction period ended October 31, 2009.

PART I: FINANCIAL INFORMATION

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

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENTERGY LTD.)
(A NEVADA CORPORATION)
Keyport, New Jersey

Item 1: Financial Statements

CONO ITALIANO, INC.
(Formerly Known As Tiger Renewable Energy Ltd.)
(A Development Stage Company)
BALANCE SHEET

	October 31	January 31
	2009	2009
	(unaudited)	(audited)

ASSETS
Current assets:

Cash	$-	$19,223
Sundry current assets	-	8,203

TOTAL CURRENT ASSETS	-	27,426

Prepaid expenses (Note 3)	311,928

Investment (Note 4)	-	1,000,000

TOTAL ASSETS	$311,928	$1,027,426

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$211,342	$1,214,855
Notes payable (note 5)	63,488	40,311

TOTAL CURRENT LIABILITIES	274,830	1,255,166

STOCKHOLDERS' EQUITY

Common stock, $.001 par value, 100,000,000 shares authorized, 485,113 shares issued and outstanding	29,107	19,374
Additional paid-in capital	7,789,935	7,116,532
Deficit accumulated during development stage	(7,790,036)	(7,363,646)
Other Comprehensive Income	8,092	-

Total Stockholders' Equity	37,098	(227,740)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$311,928	$1,027,426

The accompanying notes are an integral part of the financial statements

CONO ITALIANO, INC.
(Formerly Known As Tiger Renewable Energy Ltd.)
 (A Development Stage Company)
STATEMENTS OF OPERATIONS
Three Months and Nine Months Ended October 31, 2009 and 2008 and Period from September 9, 2004 (Inception) through October 31, 2009
(unaudited)

	Three months		Nine months		Inception
	Ended	Ended	Ended	Ended	through
	October 31	October 31	October 31	October 31	October 31
	2009	2008	2009	2008	2009

General & administrative expenses	$65,433	$277,783	$427,793	716,123	$2,891,562
Loss on disposal of investment	0				4,946,306
Interest (revenue) expense	1,210	1,096	2,475	19,728	(10,447)
Foreign exchange (gain) loss	0	(2,088)	(3,878)	7,729	4,163

	66,643	293,909	426,390	799,252	7,831,584

Minority interest in Joint Venture		(18,424)	0	(32,615)	(41,548)

NET LOSS	$66,643	$275,485	$426,390	766,637	$7,790,036

Basic and diluted loss per common share	$0.14	$0.01	$1.06	0.04	$ n/a

Weighted average number of common shares outstanding	485,113	19,290,421	401,536	18,802,395	n/a

The accompanying notes are an integral part of the financial statements

CONO ITALIANO, INC.
(Formerly Known As Tiger Renewable Energy Ltd.)
 (A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
From September 9, 2004, (Inception) through October 31, 2009 (unaudited)

Stockholders Deficiency	Shares	Common stock Authorized 100,000,000 Shares, Par value $0,001	Additional paid in Capital	Deficit Accumulated During the Development Stage	Other Comprehensive Income (Loss)	Total

Shares issued to founders for cash	466,667	$28,000	$(27,600)	$-	$-	$400
Contribution to capital by founders	-	-	7,650	-	-	7,650
Net loss	-	-	-	(9,508)	-	(9,508)
Balances at November 30, 2004	466,667	$28,000	$(19,950)	$(9,508)	$-	$(1,458)

Shares issued for cash	119,379	7,163	95,185	-	-	102,348

Offering Costs	-	-	(20,000)	-	-	(20,000)

Contribution to capital by founders	-	-	34,200	-	-	34,200

Net loss	-	-	-	(58,819)	-	(58,819)

Balances at November 30, 2005	586,046	$35,163	$89,435	$(68,327)	$-	$56,271

Voluntary surrender common shares	(416,667)	(25,000)	25,000	-	-	0

Compensation relating to the joint venture	83,333	5,000	138,000	-	-	143,000
Shares and warrants issued for cash	8,333	500	999,500	-	-	1,000,000
Contribution to capital by founders	-	-	17,533	-	-	17,533
Stock-based compensation	-	-	74,766	-	-	74,766

Net loss	-	-	-	(511,635)	-	(511,635)

Balances at November 30, 2006	261,045	$15,663	$1,344,234	$(579,962)	$-	$779,935
Shares and warrants issued for stock payable	4,167	250	499,750	-	-	500,000

Stock-based compensation	-	-	31,522	-	-	31,522
Net Loss	-	-	-	(295,772)	-	(295,772)
Balances at January 31, 2007	265,212	$15,913	$1,875,506	$(875,734)	$-	$1,015,685
Shares and warrants issued for cash	37,500	2,250	4,497,750	-	-	4,500,000
Shares issued pursuant to exercise of stock options	3,667	220	10,780	-	-	11,000

Stock-based compensation	-	-	166,038	-	-	166,038

Net loss	-	-	-	(961,835)	-	(961,835)
Balances at January 31, 2008	306,379	$18,383	$6,550,074	$(1,837,569)	$-	$4,730,888
Shares issued in exchange of note payable	12,851	771	500,425	-	-	501,196
Shares issued in exchange of accounts payable	2,594	156	55,867	-	-	56,023
Shares issued in exchange of accounts payable	1,066	64	10,166	-	-	10,230
Net loss	-	-	-	(5,526,077)	-	(5,526,077)
Balances at January 31, 2009	322,890	$19,374	$7,116,532	$(7,363,646)	$-	$(227,740)
Shares issued in exchange of accounts payable	3,000	180	14,220	-	-	14,400
Shares issued for contract payment	159,223	9,553	659,183			668,736
Net Loss	-	-	-	(359,747)	-	(359,747)
Other comprehensive Income	-	-	-	-	8,092	8,092
Balances at October 31, 2009	485,113	$29,107	$7,789,935	$(7,790,036)	$8,092	$37,098

The accompanying notes are an integral part of the financial statements

CONO ITALIANO, INC.
(Formerly Known As Tiger Renewable Energy Ltd.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Nine Months Ended October 31, 2009 and 2008 and Periods from September 9, 2004 (Inception)
through October 31, 2009 (unaudited)

	Nine months Ended October 31 2009	Nine months Ended October 31 2008	Inception through October 31, 2009

Cash flows from operating activities:
Net loss	$(426,390)	$(766,637)		$(7,790,036)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed rent and salary expense	-	-		59,383
Stock-based compensation expense	-	-		272,326
Stock issued for services (Note 3)	258,069			258,069
Loss on exchange of accounts payable				17,118
Gain on exchange of accounts payable	(10,997)			(16,752)
Interests on note payable				12,642
Loss on exchange of note payable				38,554
Loss on disposal of investment				4,653,037
Non-cash stock compensation relating to the joint venture	-			143,000
Minority interest in joint venture		(32,615)		46,680
Depreciation		2,720		3,626
Amortization Prepaid Expenses (Note 3)	98,739			98,739

Changes in:

Sundry current assets	8,203			0
Accounts payable and accrued liabilities	29,976			253,840
Net cash used in operating activities	(42,400)			(1,949,774)

Cash flows from investing activities:
Property and equipment	-			(4,798,026)
Net cash used in investing activities	-			(4,798,026)

Cash flows from financing activities:
Investment by minority interest	-	-		140,564
Stock payable: common stock and warrants	-	-		396,000
				104,000
Proceeds from sale of common stock and warrants	-			3,895,748
				1,647,000
Proceeds pursuant to exercise of stock options	-			11,000
Proceeds from note payable	23,177	254,670		604,774
Loan repayments	-	-		(91,286)

Net cash provided by financing activities	23,177	254,670		6,747,800

Net change in cash	(19,223)	(329,379)		0

Cash at beginning of period	19,223	334,730		0

Cash at end of period	$0	$5,351		$0

Supplemental Information:
Interest paid	$-	$-	$

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

5. NOTES PAYABLE

During the three months ended October 31, 2009, the Company received loans of $15,500 from Mitch Brown Limited, the balance of Notes Payable as of October 31, 2009 amounts to $63,488.   These loans bear interest at 10% and are payable on demand.

6. RECENT EVENTS

On August 10, 2009, the Company amended the First Article of the Company’s Certificate of Incorporation and changed the Company’s name from “Tiger Renewable Energy Ltd.” to “Cono Italiano, Inc.”

On August 10, 2009, the Company has conducted a one for sixty reverse stock split (the “Reverse Stock Split”).  As of that date, all of the existing outstanding common stock of the Company ha s been consolidated such that existing stockholders will hold one share of post-split common stock for every sixty shares owned prior to the reverse stock split. All fractional shares resulting from the reverse stock split have been rounded up to the next whole share.

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

Development Stage Expenditures

Development stage expenditures during the nine month period ended October 31, 2009 were $426,390, which consisted primarily of $141,485 in professional fees, $25,626 in salaries and $258,069 in loss on payment of contract (see Note 3 of the financials). By way of comparison, for the nine month period ended October 31, 2008, the Company's total expenses were $766,637, which consisted primarily of $337,917 in professional fees, $263,649 in salaries and $28,035 in travel expenditures.

For the three month period ended October 31, 2009, the Company's expenses were $66,643, which consisted primarily of $65,433 in professional fees and a $1,210 interest expense.  For the three month period ended October 31, 2008, the Company's total expenses were $275,485 and consisted primarily of $188,116 in professional fees and $69,557 in salaries.

Financial Condition, Liquidity and Capital Resources

At October 31, 2009, the Company had total assets of $311,928 consisting of cash and prepaid expenses which compares with the Company's total assets at January 31, 2009, of $1,027,426. This change is primarily the result of the Agreement to terminate the Working Interest Purchase and Sale Agreement in Oil and Gas Leases in the GP Project which covers the Fowlkes Station leases as per an agreement dated January 29, 2009 (see note 4 of the Financial Statements).

At October 31, 2009, the Company's total liabilities were $274,830. Our total liabilities at January 31, 2009, were $1,255,166.

Plan of Operations

With the market for ethanol at an all-time low and investor sentiment toward that industry being negative at present, the board and management concluded that the production of ethanol was not going to result in a viable business even if more capital was available, and thus decided to identify new opportunities for the Company.  Since January 31, 2009, the Company has had no operations.

We recently indentified Cono Italiano, Inc., a Delaware corporation (referred to herein as “Cono Italiano (Delaware)”) as a business venture that would be suitable for future operations.  Subsequent to the end of the period covered by this Report, we entered into agreements with the shareholders of Cono Italiano (Delaware) pursuant to which we acquired all of the issued and outstanding shares of Cono Italiano (Delaware) and we will now operate Cono Italiano (Delaware) as a wholly-owned subsidiary of our Company.

The Company intends to seek funding for its operations through a combination of the private placement of its equity securities, the public sales of its equity securities and borrowing.

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

Subsequent Events

We recently indentified Cono Italiano, Inc., a Delaware corporation (referred to herein as “Cono Italiano (Delaware)”) as a business venture that would be suitable for future operations. On November 12, 2009, we entered into agreements with the shareholders of Cono Italiano (Delaware) pursuant to which we acquired all of the issued and outstanding shares of Cono Italiano (Delaware) and we will now operate Cono Italiano (Delaware) as a wholly-owned subsidiary of our Company.

On November 6, 2009, as additional inducement to the shareholders of Cono Italiano (Delaware) to enter into the Share Exchange Agreements, Lara Mac agreed to the termination of the Management Services Agreement with the Company and the cancellation of all of the Company shares previously issued to Lara Mac.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4: Controls and Procedures

As of the end of the period covered by this Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934 (the “Exchange Act”).  Based on their evaluation of our disclosure controls and procedures as of October 31, 2009, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and this information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosures.

Management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties and concluded that such controls were not effective as of October 31, 2009.

Changes in Internal Control Over Financial Reporting

The Company is in the process of improving its internal control over financial reporting in an effort to remediate this material weakness by improving period-end closing procedures and requiring all period-end recurring and non-recurring adjustments be reviewed by the Chief Financial Officer.

As of October 31, 2009, there has been no change in the Company’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

No matters were submitted to the vote of the Company’s security holders during the fiscal quarter ended October 31, 2009.

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

CONO ITALIANO, INC.
(Registrant)

Dated: March 30, 2010
	By:	/s/ Mitchell Brown
		Name:	Mitchell Brown
		Title:	Principal Executive Officer
Dated: March 30, 2010
	By:	/s/ Alex J. Kaminski
		Name:	Alex J. Kaminski
		Title:	Principal Financial Officer and Chief Accounting Officer