Form 10-K
period 2009-12-31
Cono Italiano, Inc.
filed 2010-04-15
CIK 1307701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

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

866-515-7069
 (Registrant’s telephone number)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,164,270 at June 30, 2009.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The Issuer had 81,880,988 shares of Common Stock, par value $.001, outstanding as of April 14, 2010.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in forward-looking statements made in this Annual Report on Form 10-K (this “Report”) and in other reports and documents published by us from time to time. Any statements about our beliefs, plans, objectives, expectations, assumptions, future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “believes,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intend,” “plan,” “projection,” “outlook” and the like, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, as we issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, we are ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of our Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned to carefully read all “Risk Factors” set forth under Item 1A and not to place undue reliance on any forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments, except as required by the Exchange Act. New factors emerge from time to time, and it is not possible for us to predict which will arise or to assess with any precision the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

On August 10, 2009, the Company conducted a one for sixty reverse stock split.  As of such date, all of the outstanding shares of common stock of the Company have been consolidated such that stockholders of record hold one share of post-split common stock for every sixty shares owned prior to the reverse stock split.  All fractional shares resulting from the reverse stock split have been rounded up to the next whole share.

The Company identified Cono Italiano, Inc. a Delaware corporation (“Cono Italiano (Delaware)”), as a business venture that would be suitable for the Company’s future operations.  On November 12, 2009, the Company entered into agreement with the shareholders of Cono Italiano (Delaware) pursuant to which the Company acquired all of the issued and outstanding shares of the Cono Italiano (Delaware) and we will now operate Cono Italiano (Delaware) as a wholly-owned subsidiary of our Company.

Our principal business address is 10 Main Street, Keyport, NJ 07735 and our telephone number is 877-330-2666.

Our Business

The Company was previously party to a joint venture named Xinjiang Yajia Distillate Company Limited (the “Venture”) to produce ethanol in the People’s Republic of China. The Company’s board of directors determined that it was in our best interest to initiate a withdrawal from the ethanol business as of January 31, 2009 and assess alternative businesses.

On June 4, 2009, an Affiliate Stock Purchase Agreement (the “Stock Purchase Agreement”) was entered into by and between Gallant Energy International Inc. (“Gallant”), the owner of 5,000,000 shares of the Company’s common stock (prior to the Company’s one for sixty reverse stock split) and Lara Mac Inc. (“Lara Mac”), an entity controlled by Mitchell Brown (who is now the Chief Executive Officer of the Company and a member of the Company’s Board of Directors). Pursuant to the Stock Purchase Agreement, Gallant sold all of its 5,000,000 shares of the Company’s common stock to Lara Mac.  The Gallant transaction with Lara Mac resulted in a change in control of the largest voting block of the Company effective as of June 4, 2009.

Under the terms of the Stock Purchase Agreement, the Board appointed five individuals to fill vacancies on the Board. These new directors commenced their service on June 19, 2009.  The Board also appointed four new officers of the Company.

On June 22, 2009, Lara Mac entered into a Management Services Agreement with the Company (the “Management Services Agreement”).  Pursuant to the Management Services Agreement, Lara Mac would render to the Company consulting and other advisory services in relation to developing strategic plans for inception of operations, corporate management, the operations of the Company, strategic planning, domestic and international marketing and sales, financial advice, including, without limitation, advisory and consulting services in relation to the selection and retention of candidates for senior management of the Company and its subsidiaries, prospective strategic alliance partners, preparing acquisition growth plans, identifying prospective merger and acquisition candidates, developing value propositions for the Company and acquisition candidates, analyzing financial implications of potential transactions, advising on negotiations regarding terms and conditions of transactions, outlining and managing due diligence issues and due diligence processes, introductions to prospective customers, selection of investment bankers or other financial advisors or consultants, and advice with respect to the capital structure of the Company, equity participation plans, employee benefit plans and other incentive arrangements for certain key executives of the Company (collectively, the “Services”).  In exchange for the Services, Lara Mac received 9,553,377 shares of the Company’s common stock (these 9,553,377 shares were issued prior to the Company’s August 10, 2009 one for sixty reverse stock split, and accordingly, Lara Mac’s ownership of 14,553,377 shares was reduced to 242,557 shares pursuant to such reverse stock split).  The parties to the Management Services Agreement also agreed that Lara Mac may render other services beyond the scope of activities which the parties contemplate as part of the Services, as to which Lara Mac shall be entitled to separate compensation that shall be negotiated in good faith by the parties on a case-by-case basis.  The Company identified Cono Italiano, Inc. a Delaware corporation (“Cono Italiano (Delaware)”), as a business venture that would be suitable for the Company’s future operations.  On November 12, 2009, the Company entered into agreement with the shareholders of Cono Italiano (Delaware) pursuant to which the Company acquired all of the issued and outstanding shares of the Cono Italiano (Delaware) and we will now operate Cono Italiano (Delaware) as a wholly-owned subsidiary of our Company.  As an inducement to the shareholders of Cono Italiano (Delaware) to enter into the exchange described above, Lara Mac agreed to the cancellation of these 242,557 shares of the Company’s common stock and Termination of the Management Services Agreement.

On August 10, 2009, the Company conducted a one for sixty reverse stock split. As of such date, all of the outstanding shares of common stock of the Company have been consolidated such that stockholders of record hold one share of post-split common stock for every sixty shares owned prior to the reverse stock split. All fractional shares resulting from the reverse stock split have been rounded up to the next whole share.

Cono Italiano (Delaware)

In February 2006 Cono Italiano LLC, a New Jersey limited liability company, entered into an agreement with Kono Italia S.R. L., an Italian company doing business as “Pizza Hands.”  Kono Italia S.R.L owns the designs, recipes and technology for the “Pizza Cono,” a food product for quick service restaurants consisting of a cone shaped pizza dough.  Cono Italiano (Delaware), as the successor to Cono Italiano, LLC, holds a distribution agreement for North America from Kono Pizza in Italy.  This distribution agreement grants the licensee an exclusive license to exploit this product in the United States, Canada and Mexico for a twenty-five (25) year term.  The product is patented in the United States and Europe as is the cone production machine which is proprietary.  In 2007 Cono Italiano, LLC introduced the product into the North American market by building an alliance with Center Plate, a food service provider to stadiums and arenas throughout North America (at the present time, the Company has no contractual agreements with Center Plate).

Cono Italiano (Delaware) was formed through the merger of Cono Italiano LLC, a New Jersey limited liability company, and Janex International, Inc., a Delaware corporation, on January 14, 2008.  The combined entity changed its name to “Cono Italiano, Inc.” on that date.

Cono Italiano is licensed to distribute a food product called the “Pizza Cono.”  This Pizza Cone is designed to be a drip free, spill free cone-shaped pizza made of a proprietary dough and filled with freshly selected ingredients.  The Company intends that the Pizza Cone will be distributed through the fast food market (the fast food market is generally defined as restaurants selling food and drinks for immediate consumption either on the premises in designated eating areas, or for consumption elsewhere).  The Pizza Cone will be distributed to quick-service restaurants, takeaways, mobile and street vendors, and leisure locations.  These establishments include typical fast food chains, supermarkets, convenience stores, entertainment facilities and sports arenas.

On July 9, 2008, Cono Italiano (Delaware) entered into a distribution and licensing agreement (the “Distribution Agreement”) with Pino Gelato, Inc., a South Carolina corporation presently involved in retail sales of Italian gelato and sales of franchises for the sale of gelato.  Under the terms of the Distribution Agreement, we have granted to Pino Gelato, Inc. the rights in the United States, Canada and Mexico to sell and distribute our products through immediate consumption retail channels, such as a restaurant, snack bar, kiosk, or other similar setting.  The initial term of the Distribution Agreement is for ten (10) years and shall be automatically renewed for additional ten (10) year terms if neither party is in material breach of the Distribution Agreement at the expiration date of each ten (10) year term.  The Distribution Agreement includes the right to market Pizza Cones and establish Pizza Cone and Pino Gelato Cafes.  Cono Italiano (Delaware) has received $100,000 in cash in consideration for such Distribution Agreement.  There have been five retail channels established through Pino Gelato to date and Cono Italiano (Delaware) products have been sold to various sub-distributors throughout the country for distribution.  As an inducement to buy the distribution and franchise rights by Pino Gelato, Inc. the Company agreed to issue 375,000 shares of common stock to Pino Gelato.  Common stock amounting to 250,000 shares were issued to Pino Gelato, with the remaining 125,000 shares to be issued.

Cono Italiano (Delaware) has reserved distribution rights regarding the sale of products on a wholesale basis to grocery stores, convenience stores, and other similar establishments which do not resell the products to customers in a restaurant, snack bar, kiosk, or other similar setting.  By way of example, Cono Italiano (Delaware) has retained the rights to sell the products on a wholesale basis to big box stores, convenience stores, and other chains that sell “frozen” packaged products.

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

In July of 2008, the Company’s Chief Executive Officer, Mitchell Brown and Ramona Fantini of Pino Gelato formed a manufacturing entity, Edesia Emprise, LLC, to produce and manufacturer the "Cones" in Indianapolis Indiana.  Mitchell Brown transferred his ownership interests in Edesia Emprise, LLC to his father, Gene Brown, later that month. Taylor's Bakery was contracted as a third party manufacturer for this project in January of 2009, and in March of 2009, Dough Bros., Inc., an entity established by Taylor’s Bakery, entered into an agreement with Edesia Emprise, LLC and Cono Italiano (Delaware).

In the first quarter of 2009, a production facility was established in Indianapolis, Indiana by Taylor’s Bakery with proprietary baking equipment purchased from Italy.  Cono Italiano (Delaware) has been working together with the TurboChef Brand of ovens to develop cooking settings to bake the Cono Italiano (Delaware) product in retail distribution settings.  Major food establishments including Subway, Dunkin Donuts, and Quick Chek currently use TurboChef Brand ovens to cook frozen products in their establishments.  Cono Italiano (Delaware) shipped its initial orders for products in the second quarter of 2009.  Cono Italiano (Delaware) buys and resells the TurboChef Brand ovens as needed.  An alternative supplier, Amana, makes similar ovens at similar prices which the management of Cono Italiano (Delaware) believes it can rely upon if there is any disruption in supply of ovens from TurboChef Brand.

On October 22, 2009, Dough Bros., Inc., John Allen, Drew Allen, Matt Allen, Edesia Emprise, LLC, Cono Italiano (Delaware), Mitchell Brown, John Jacobs and Ramona Fantini entered into an agreement to terminate the relationship between Cono Italiano (Delaware), Edesia Emprise, LLC and Dough Bros., Inc.

On November 9, 2009, Cono Italiano (Delaware) entered into a Commitment Letter, pursuant to which, one of our shareholders, Lara Mac has agreed to provide financing to Cono Italiano, Inc., with such funds as the Company’s Board of Directors shall deem to be sufficient to maintain the Company’s ordinary course of business operations (the “Commitment Amount”).  We may draw on the Commitment Amount in monthly tranches in accordance with our operating requirements as set forth in our business plan. The available Commitment Amount will be reduced by the aggregate cash proceeds received by the Company which are derived from the issuance of any equity securities and Company gross revenues. Draws on the Commitment Amount will be made on terms of unsecured notes, with interest set on each note as of the date of the draw at prime rate plus two percent per annum. The notes will mature and become repayable thirty calendar days after demand at any time following the earlier of (a) December 31, 2010 or (b) the date upon which we are in receipt of revenues or proceeds from the sales of equity securities. We will give Lara Mac customary representations and warranties regarding the good standing of our Company and status of progress in respect of our Company business plan prior to each draw on the Commitment Amount, and we will provide certifications and covenants regarding use of proceeds of each draw, which will be in customary forms reasonably requested by Lara Mac as determined by reference to similar lenders making similar loans to similar companies. Lara Mac will not be required to make any loans under the Commitment Amount to us if we are unable to make the representations, warranties, certifications or covenants, or if we are in breach of any previously given representations, warranties, certifications or covenants. If we breach any of the notes, the default rate will be 15% per annum and Lara Mac may seek recourse against our company for repayment of all of the notes.  As of the end of the period covered by this Report, there had been no borrowings under the Commitment Letter.

On November 11, 2009, Cono Italiano (Delaware) and Edesia Emprise, LLC entered into a Master Manufacturing Agreement.  Pursuant to this Master Manufacturing Agreement, Edesia Emprise, LLC will produce the Company’s Pizza Cono product.  Cono Italiano (Delaware) has agreed to pay Edesia Emprise, LLC the costs of production plus fifteen percent (15%).  This Master Manufacturing Agreement has a five (5) year term and will automatically renew unless cancelled by one of the parties pursuant to its terms.  This Master Manufacturing Agreement is exclusive within the United States. Edesia Emprise, LLC may either produce this product directly or through a subcontractor.  On December 8, 2009, the Company was advised that Edesia Emprise had entered into its first subcontract agreement with Sunrise Baking Acquisition Company, based in Brooklyn, New York.

Distribution

The Company intends to contact food distributors who sell to the restaurant community to distribute the product.  The Company will seek to develop relationships with independent commissioned sales representatives throughout the country to sell and market the product to the retail community and specialty customers.  The Pizza Cone will be targeted at a substantial number of potential customers, including quick service restaurants, takeaways, mobile and street vendors, and leisure locations such as typical fast food chains, supermarkets, convenience stores, entertainment facilities, and sports arenas.  The Company therefore does not anticipate depending on a single or a few major customers.

Cono Italiano’s marketing and distribution efforts have also included giving free samples of its product away at the Indianapolis Speedway, presenting the product to potential distributors at a trade show, and selling the product at an Italian festival in Indianapolis.

Competitive Position

Cono Italiano is a relatively new company introducing a new product into the market place for quick service pizza.  The market in the United States for quick service pizza is large, highly fragmented and intensely competitive.  There are no assurances that the product will be generally accepted.

We intend to do business under our new business model in highly competitive markets. There are many competitors, some of which are significantly larger, have access to much more important resources or capital than us, or have established reputations among potential customers. We may not be able to compete effectively against other industry participants.

Raw Materials

The raw materials used in production of the Pizza Cones include readily available food products which are purchased in bulk by third party contract bakers.  All raw materials are supplied by the third party contract bakers pursuant to proprietary recipes and standards of Cono Italiano and baked into the product.  Cono Italiano pays Edesia Emprise, LLC for the product following shipping.

Compliance with Government Regulations

At the present time, Cono Italiano does not need and has not requested government approval on any products and services.  Edesia Emprise, LLC and the third party contract bakers of Edesia Emprise, LLC are responsible for operation of production facilities which make our cones and fillings, and they are subject to various federal state, and local laws, including various health sanitation, fire, and safety standards and may be subject to licensing and regulations by a number of governmental authorities.

Research and Development

The Company does note presently engage in spending on research and development.  The Company’s anticipates that it may engage in such activity in the future.

Compliance with Environmental Laws

The costs and effects of compliance with federal, state and local environmental laws have not been material to our business from inception through the date of this Report.

Intellectual Property

Our success and ability to compete are dependent, in part, upon our ability to establish and adequately protect our intellectual property rights.  We intend to rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements to establish and protect our proprietary rights.  We expect to license certain proprietary rights from third parties. We also intend to protect our proprietary rights, in part, through the terms of license agreements and by confidentiality agreements with our employees, consultants, customers and others.

Employees

As of the date hereof, the Company has four (4) officers, Mitchell Brown (our Chief Executive Officer), Joseph Masselli, (our President and Chief Operating Officer), Alex J. Kaminski (our Chief Financial Officer and Treasurer) and Steve Savage (our Secretary).

Where You Can Find More Information

We do not currently maintain an internet website .

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

You may also request a copy of our filings at no cost, by writing or telephoning us at:

Cono Italiano, Inc.
10 Main Street
Keyport, NJ 07735
Telephone: 877-330-2666
Attn: Mitchell Brown
Chief Executive Officer

ITEM 1A.	RISK FACTORS

Our business is subject to numerous risks. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from those anticipated in forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosure we make in our reports filed with the SEC.

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

We are a small company with a limited history, limited capital and limited operating resources.  As of December 31, 2009, we had cash and cash equivalents of $10,658 (audited). While we believe we will be able to meet our current needs for cash from revenues (as the Company is spending minimal cash, and is not required to pay its suppliers until after orders are placed and delivered), we may need additional capital to conduct business, grow and expand.

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

At the present time, the Company is not in compliance with its obligation to file income tax returns, however, the Company intends to remediate this non-compliance in the immediate future.  Our U.S. federal and state tax returns may be audited by the U.S. Internal Revenue Service (the “IRS”). An audit may result in the challenge and disallowance of deductions claimed by us. Further, an audit could lead to an audit of one or more of our investors and ultimately result in attempts to adjust investors’ tax returns with respect to items unrelated to us.   We are unable to guarantee the deductibility of any item that we acquire.  We will claim all deductions for federal and state income tax purposes which we reasonably believe that we are entitled to claim. In particular, we will elect to treat as an expense for tax purposes all interest, management fees, taxes and insurance. The IRS may disallow any of the various elements used in calculating our expenses, thereby reducing federal income tax benefits of an investment. To the extent that any challenge or disallowance is raised in connection with a tax return filed by an individual shareholder, the cost of any audit and/or litigation resulting there from would be born solely by the affected shareholder. In the event the IRS should disallow any of our deductions, the directors, in their sole discretion, will decide whether to contest such disallowance. No assurance can be given that in the event of such a contest the deductions would be sustained by the courts. If the disallowance of any deductions results in an underpayment of tax, investors could also be responsible for interest on the underpayments.

Securities compliance may be expensive and time consuming for our management.

Compliance with the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated there under, including, the Sarbanes-Oxley Act of 2002 and related requirements will be costly and will place a significant burden on our management. At the present time, the Company has only a limited history of operating with the internal controls and procedures required of a public company. Previously, the Company’s accounting predecessor, Janex International, Inc. (the Delaware entity which later changed its name to Cono Italiano, Inc. and was acquired by the Company) was registered with the U.S. Securities and Exchange Commission.  However, on March 23, 2009, the SEC took action under Section 12(j) of the Securities Exchange Act of 1934 and revoked that entity’s registration because it was seriously delinquent in its mandatory reporting obligations. Should the Company fail to make its filings with the SEC in a timely manner, its registration could be revoked as well.

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

A significant percentage of our Common Stock is owned by a single investor, Mitchell Brown, our Chief Executive Officer and a member of our Board of Directors, which may lead to the Company taking actions which conflict with other shareholders.

Our Chief Executive Officer, Mr. Mitchell Brown, owns 30,000,000 shares of the Company’s common stock directly, and has sole voting power and sole power of disposition over all 6,000,000 shares of the Company’s common owned by Lara Mac Inc.  Thus Mr. Brown controls the voting of approximately 44% of our issued and outstanding shares. This concentration of ownership and control could discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, or could otherwise delay or prevent a change in control transaction or other business combination, which could in turn have an adverse effect on the market price of our common shares. As long as this concentration of ownership persists, it is unlikely that any other holder or group of holders of our common shares will be able to affect the way we are managed or the direction of our business. The interests of the control group of shareholders could conflict with the interests of other shareholders. In addition, we may adopt amendments to our organizational documents and applicable state law which have anti-takeover provisions that could delay or prevent a change in control of our company.

A majority of our stock is owned or controlled by three of our officers and directors, and as such, they can exert complete control over all decisions where a vote of shareholders is required.

51,750,000 shares of our Company’s common stock, equal to 63.2% of our issued and outstanding shares, is owned or controlled by three individuals: (i) Mr. Mitchell Brown, our Chief Executive Officer and a member of our Board of Directors, owns 30,000,000 shares of the Company’s common stock directly, and has sole voting power and sole power of disposition over all 6,000,000 shares of the Company’s common owned by Lara Mac Inc.; (ii) Mr. Joseph Masselli, our President, Chief Operating Officer and a member of our Board of Directors, owns 15,000,000 shares of the Company’s common stock; and (iii) Mr. Steve Savage, our Secretary and a member of our Board of Directors owns 750,000 shares of the Company’s common stock.  As a result, these three individuals will be able to control the direction the Company takes.

We will indemnify our officers and directors which could cause our capital resources to be used to defend and settle claims or legal actions against them.

Our bylaws provide that we shall indemnify any and all of our present or former directors and officers for expenses incurred in connection with the defense of any action relating to their services. Costs, charges and expenses (including attorneys' fees) incurred by such person in defending a civil or criminal proceeding shall be paid by the Company in advance upon receipt of an undertaking to repay all amounts advanced if it is ultimately determined that the person is not entitled to be indemnified by the Company as authorized by the bylaws, and upon satisfaction of other conditions required by current or future legislation.  To the extent that a director has been successful in defense of any proceeding, the Nevada Revised Statutes provide that he shall be indemnified against reasonable expenses incurred in connection therewith. These provisions may limit the ability of our stockholders to recover damages against our directors through legal proceeding or otherwise.

In addition to the indemnification provided for in the Company’s bylaws, we may enter into agreements to indemnify our directors and officers. Under these agreements, we will be obligated to indemnify our directors and officers for expenses, attorneys’ fees, judgments, fines and settlement amounts incurred by any director or officer in any action or proceeding arising out of the director’s or officer’s services as a director or officer of us, any of our subsidiaries or any other company or enterprise to which the person provides services at our request. We believe that these provisions and agreements are necessary to attract and retain qualified individuals to serve as directors and officers.

If our food products become contaminated, we may be subject to product liability claims, product recalls and increased scrutiny by regulators, any of which could adversely affect our business.

Food products like Pizza Cones are vulnerable to contamination leading to food-related illness.  There is a risk that our products could become contaminated and then ultimately consumed by purchasers.  Purchasers who suffer, or claim to suffer, as a result of consuming our products may sue us, and such suits could be expensive and time consuming for the Company and its management.  While Cono Italiano believes that it has adequate insurance to mitigate the potential risk of losses for product liability claims, such insurance may prove to be insufficient.

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

The failure of Pino Gelato, Inc. to effectively sell our products could reduce that portion of our sales and profits attributable to retail sales.

The Company will be reliant on Pino Gelato, Inc. and its management in the near future for the sale of its product to retail outlets.  Should Pino Gelato, Inc. fail to accomplish its goals, the Company will be adversely impacted.

The Company’s sole focus is on the sale of cones.  Should there be a lack of demand for the cones we sell, we will not be able to rely on alternative products for revenue.

The Company’s product is a cone can be marketed as an empty vessel and filled with fresh ingredients.  There are currently over 100 recipes that can be used in the cones.  However, should there be a lack of demand for cones in general, the Company will not receive revenues from other product lines.

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

We may need to raise additional capital to provide cash for our operations. The fact that we have generated only $12,600 in sales during the twelve months ended December 31, 2009 (audited) may deter potential investors from providing financing.  Uncertainty regarding our ability to generate revenues may make it difficult for us to find financing on acceptable terms.  If we are unable to obtain adequate funding, we may not be able to successfully develop and market our products and our business may fail.  To secure additional financing, we may need to borrow money or sell more securities.  Under the current circumstances, we may be unable to secure additional financing on favorable terms, if available at all.

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

As of April 14, 2010, we have 81,880,988 shares of our common stock issued and outstanding.  We are authorized to issue up to 100,000,000 shares of common stock. Our Board of Directors may authorize the issuance of additional common or preferred shares under applicable state law without shareholder approval.  We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with the hiring of personnel, future acquisitions, future private placements of our securities for capital raising purposes or for other business purposes. Future sales of substantial amounts of our common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock.  If we need to raise additional capital to expand or continue operations, it may be necessary for us to issue additional equity or convertible debt securities.  If we issue equity or convertible debt securities, the net tangible book value per share may decrease, the percentage ownership of our current stockholders may be diluted and such equity securities may have rights, preferences or privileges senior or more advantageous to our common stockholders.

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

The trading market for our common shares will rely in part on the research and reports that equity research analysts publish about us and the industry segments in which we operate. The public price of our publicly traded common shares could decline if one or more securities analysts downgrades investment in our common shares or if those analysts issue other unfavorable commentary about our industry or other major participants in our industry, or if they decline to publish reports about us.  At the current time there are no analysts providing coverage of the Company’s securities.

ITEM 1B:	UNRESOLVED STAFF COMMENTS

Pursuant to permissive authority, we have omitted Unresolved Staff Comments.

ITEM 2:	PROPERTIES

Our principal executive offices are located at 10 Main Street, Keyport, NJ  07735.  We are not paying rent for this location, which is being provided by our Chief Executive Officer at no expense.  We believe that this property is adequate for our current and immediately foreseeable operating needs.  At the present time, we do not own any real estate.  We do not have any policies regarding investments in real estate, securities or other forms of property.

ITEM 3:	LEGAL PROCEEDINGS

We are not aware of any pending or threatened litigation against us that we expect will have a material adverse effect on our business, financial condition, liquidity, or operating results. We cannot assure you that we will not be adversely affected in the future by legal proceedings.

ITEM 4:	RESERVED

Not Applicable.

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the over-the-counter bulletin board quotation system (OTCBB) under the symbol “CNOZ”.  The following table shows the range of high and low bids per share of our Common Stock as reported by the Over-the-Counter Bulletin Board for the fiscal year periods indicated. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	2009
	High	Low
4th Quarter ended December 31	$3.49	1.50
3rd Quarter ended September 30	$6.60	0.06
2nd Quarter ended June 30	$0.15	0.06
1st Quarter ended March 31	$0.20	0.03
	2008
	High	Low
4th Quarter ended December 31	$0.20	0.06
3rd Quarter ended September 30	$0.56	0.09
2nd Quarter ended June 30	$1.45	0.52
1st Quarter ended March 31	$2.03	0.90

Holders

As of April 14, 2010, there were 81,880,988 shares of common stock issued and outstanding.

As of April 14, 2010, there were 67 holders of record of our common stock.

Dividend Policy

We have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

Securities Authorized for Issuance Under Equity Compensation Plans

At the present time, we have no securities authorized for issuance under equity compensation plans.

ITEM 6:	SELECTED FINANCIAL DATA

Pursuant to permissive authority under Regulation S-K, Rule 301, we have omitted Selected Financial Data.

ITEM 7:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ANDRESULTS OF OPERATIONS

Selected Financial Data

Pursuant to permissive authority under Regulation S-K, Rule 301, we have omitted selected financial data.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On August 10, 2009, the Company conducted a one for sixty reverse stock split.  As of such date, all of the outstanding shares of common stock of the Company have been consolidated such that stockholders of record hold one share of post-split common stock for every sixty shares owned prior to the reverse stock split. All fractional shares resulting from the reverse stock split have been rounded up to the next whole share.

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

We recently identified Cono Italiano (Delaware) as a business venture that would be suitable for future operation.  On November 12, 2009, we entered into agreement with the shareholders of Cono Italiano (Delaware) pursuant to which we acquired all of the issued and outstanding shares of the Cono Italiano (Delaware) and we will now operate Cono Italiano (Delaware) as a wholly-owned subsidiary of our Company.

Cono Italiano (Delaware)

In February 2006 Cono Italiano LLC, a New Jersey limited liability company, entered into an agreement with Kono Italia S.R. L., an Italian company doing business as “Pizza Hands.”  Kono Italia S.R.L owns the designs, recipes and technology for the “Pizza Cono,” a food product for quick service restaurants consisting of a cone shaped pizza dough.  Cono Italiano (Delaware) (as the successor to Cono Italiano, LLC) holds a distribution agreement for North America from Kono Pizza in Italy.  This distribution agreement grants the licensee an exclusive license to exploit this product in the United States, Canada and Mexico for a twenty-five (25) year term.  The product is patented in the United States and Europe as is the cone production machine which is proprietary.  In 2007 Cono Italiano, LLC introduced the product into the North American market by building an alliance with Center Plate, a food service provider to stadiums and arenas throughout North America.  At the present time, Cono Italiano (Delaware) has no contractual agreements with Center Plate.

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

On July 9, 2008, Cono Italiano (Delaware) entered into a distribution and licensing agreement (the “Distribution Agreement”) with Pino Gelato, Inc., a South Carolina corporation presently involved in retail sales of Italian gelato and sales of franchises for the sale of gelato.  Under the terms of the Distribution Agreement, we have granted to Pino Gelato, Inc. the rights in the United States, Canada and Mexico to sell and distribute our products through retail channels.  The initial term of the Distribution Agreement is for ten (10) years and shall be automatically renewed for additional ten (10) year terms if neither party is in material breach of the Distribution Agreement at the expiration date of each ten (10) year term.  The Distribution Agreement includes the right to market Pizza Cones and establish Pizza Cone and Pino Gelato Cafes.  Cono Italiano (Delaware) has received $100,000 in cash in consideration for such Distribution Agreement.  There have been five retail channels established to date for a licensing fee of $25,000.  Product has been sold to various distributors throughout the country for distribution.  As an inducement to buy the distribution and franchise rights by Pino Gelato, Inc. the Company agreed to issue 375,000 shares of common stock to Pino Gelato.  Common stock amounting to 250,000 shares were issued to Pino Gelato, with the remaining 125,000 shares to be issued.

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

In July of 2008, the Company’s Chief Executive Officer, Mitchell Brown and Ramona Fantini of Pino Gelato formed a manufacturing entity, Edesia Emprise, LLC, to produce and manufacturer the "Cones" in Indianapolis Indiana.  Mitchell Brown transferred his ownership interests in Edesia Emprise, LLC to his father, Gene Brown, later that month. Taylor's Bakery was contracted as a third party manufacturer for this project in January of 2009, and in March of 2009, Dough Bros., Inc., an entity established by Taylor’s Bakery, entered into an agreement with Edesia Emprise, LLC and Cono Italiano (Delaware).

Since March of 2009, Cono Italiano (Delaware)’s marketing and distribution efforts have also included giving free samples of its product away at the Indianapolis Speedway, presenting the product to potential distributors at a trade show, and selling the product at an Italian festival in Indianapolis.

In the first quarter of 2009, a production facility was established in Indianapolis, Indiana by Taylor’s Bakery with proprietary baking equipment purchased from Italy.  Cono Italiano (Delaware) has been working together with the TurboChef Brand of ovens to develop cooking settings to bake the Cono Italiano product in retail distribution settings.  Major food establishments including Subway, Dunkin Donuts, and Quick Chek currently use TurboChef Brand ovens to cook frozen products in their establishments.  Cono Italiano (Delaware) shipped its initial orders for products in the second quarter of 2009.  Cono Italiano (Delaware) buys and resells the TurboChef Brand ovens as needed.  An alternative supplier, Amana, makes similar ovens at similar prices which the management of Cono Italiano (Delaware) believes it can rely upon if there is any disruption in supply of ovens from TurboChef Brand.

On October 22, 2009, Dough Bros., Inc., John Allen, Drew Allen, Matt Allen, Edesia Emprise, LLC, Cono Italiano (Delaware), Mitchell Brown, John Jacobs and Ramona Fantini entered into an agreement to terminate the relationship between Cono Italiano (Delaware), Edesia Emprise, LLC and Dough Bros., Inc.

On November 11, 2009, Cono Italiano (Delaware) and Edesia Emprise, LLC entered into a Master Manufacturing Agreement.  Pursuant to this Master Manufacturing Agreement, Edesia Emprise, LLC will produce the Company’s Pizza Cono product.  Cono Italiano (Delaware) has agreed to pay Edesia Emprise, LLC the costs of production plus fifteen percent (15%).  This Master Manufacturing Agreement has a five (5) year term and will automatically renew unless cancelled by one of the parties pursuant to its terms.  This Master Manufacturing Agreement is exclusive within the United States.  Edesia Emprise, LLC may either produce this product directly or through a subcontractor.  On December 8, 2009, the Company was advised that Edesia Emprise had entered into its first subcontract agreement with Sunrise Baking Acquisition Company, based in Brooklyn, New York.

Financial Information in this Report

The acquisition of Cono Italiano (Delaware) by our Company is for accounting purposes treated as a reverse acquisition where Cono Italiano (Delaware) is the accounting survivor.  As such, all financial information discussed and presented herein is the historical and current information pertaining only to Cono Italiano (Delaware) except as otherwise indicated.  The financial statements and notes included as part of this Report pertain only to Cono Italiano (Delaware) as the accounting survivor and disregard the historical financial statements filed by our Company prior to the acquisition of Cono Italiano (Delaware).

In connection with the acquisition of Cono Italiano (Delaware), the Company changed its fiscal year end from January 31st to December 31st.

Revenues

In the twelve month period ended December 31, 2009, Cono Italiano (Delaware) had total sales of $12,600, compared to total sales of $11,285 in the twelve month period ended December 31, 2008.

Financial Condition, Liquidity and Capital Resources

Through December 31, 2009, Cono Italiano (Delaware) has accrued total liabilities of $1,280,647 in the course of developing its operations. The Company’s expenditures are expected to increase as the Company expands its operations, expends additional funds on marketing, administration and new staff, and commences the payment of salaries to existing officers and directors (although the Company’s officers and directors have agreed that they will not receive any salary through December 31, 2010). Total liabilities increased from $831,838 on December 31, 2008 to $1,280,647 at December 31, 2009.

The total assets of Cono Italiano (Delaware) increased from $240,497 on December 31, 2008 to $322,041 on December 31, 2009. The Company’s largest asset as of December 31, 2009 was the value of its licensing rights, net of accumulated amortization of $137,004.  This was a decrease from December 31, 2008 of $143,502.

As of December 31, 2009, Cono Italiano (Delaware) had $10,658 in cash and cash equivalents on hand, as compared to $724 on hand as of December 31, 2008. The main source of this cash was loans from an officer; our Chief Executive Officer, Mitchell Brown, was owed $624,366 as of December 31, 2009, which total loan amount had increased from $568,828 at December 31, 2008.

Total expenses for the twelve month period ended December 31, 2009 were $446,470. This included, in part, selling expenses of $48,735, compensation expenses of $140,005, general and administrative expenses of $240,634 and interest expense of $20,296. This was a decrease from the twelve month period ended December 31, 2008, in which total expenses were $935,412, consisting of selling expenses of $121,631, compensation expense of $280,000, general and administrative expenses of $521,863 and interest expenses of $11,918.

The net loss for the twelve month period ended December 31, 2009 was $437,325.  This was a decrease from the twelve month period ended December 31, 2008, in which the net loss was $929,795.

The Company’s management believes that Cono Italiano will need additional capital to conduct business, grow and expand the Company.  The terms and condition of any which we may receive financing could have a material adverse affect on our business, results of operations, liquidity and financial condition.

On November 9, 2009, Cono Italiano (Delaware) entered into a Commitment Letter, pursuant to which, one of our shareholders, Lara Mac has agreed to provide financing to Cono Italiano, Inc., with such funds as the Company’s Board of Directors shall deem to be sufficient to maintain the Company’s ordinary course of business operations (the “Commitment Amount”).  We may draw on the Commitment Amount in monthly tranches in accordance with our operating requirements as set forth in our business plan. The available Commitment Amount will be reduced by the aggregate cash proceeds received by the Company which are derived from the issuance of any equity securities and Company gross revenues. Draws on the Commitment Amount will be made on terms of unsecured notes, with interest set on each note as of the date of the draw at prime rate plus two percent per annum. The notes will mature and become repayable thirty calendar days after demand at any time following the earlier of (a) December 31, 2010 or (b) the date upon which we are in receipt of revenues or proceeds from the sales of equity securities. We will give Lara Mac customary representations and warranties regarding the good standing of our Company and status of progress in respect of our Company business plan prior to each draw on the Commitment Amount, and we will provide certifications and covenants regarding use of proceeds of each draw, which will be in customary forms reasonably requested by Lara Mac as determined by reference to similar lenders making similar loans to similar companies. Lara Mac will not be required to make any loans under the Commitment Amount to us if we are unable to make the representations, warranties, certifications or covenants, or if we are in breach of any previously given representations, warranties, certifications or covenants. If we breach any of the notes, the default rate will be 15% per annum and Lara Mac may seek recourse against our company for repayment of all of the notes.  As of the end of the period covered by this Report, there had been no borrowings under the Commitment Letter.

The independent auditor's reports of EFP Rotenberg LLP for the period ended December 31, 2009 contained "going concern" qualifications, noting that there was an accumulated deficit of $980,085 at December 31, 2008 and $1,417,410 at December 31, 2009.  Cono Italiano (Delaware)’s auditors expressed the opinion that such entity’s continued existence is dependent upon its ability to raise capital.  The financial statements do not include any adjustments that might be necessary should Cono Italiano (Delaware) be unable to continue as a going concern.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. Though we evaluate our estimates and assumptions on an ongoing basis, our actual results may differ from these estimates.

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

Stock-Based Compensation

Stock-based compensation related to non-employees is recognized as compensation expense in the accompanying consolidated statements of operations and is based on the fair value of the services received or the fair value of the equity instruments issued, whichever is more readily determinable. The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of FASB ASC 505, “Equity Based Payments to Non-Employees.”  The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A:	QUANITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not have any operations which implicated market risk as of the end of the latest fiscal year.  We intend to implement an analysis and assessment program which will on a regular basis determine exposures of the Company to future risks.  We expect to report the results of all such quantitative and qualitative risk assessments prior to entering into any material agreements, and on a regular monthly and annual basis to our audit committee so that responsive risk management measures can be discussed and actions taken to the extent reasonably feasible.  Inflationary factors in the future, such as increases in overhead costs, may adversely affect our operating results.  A high rate of inflation in the future may have an adverse effect on our ability to manage selling, general and administrative expenses as a percentage of net revenues if our revenues do not increase with these increased costs.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY INC.)
(A NEVADA CORPORATION)
Keyport, New Jersey

FINANCIAL REPORTS
AT
DECEMBER 31, 2009

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY INC.)
(A NEVADA CORPORATION)
Keyport, New Jersey

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Cono Italiano, Inc.
10 Main Street
Keyport, New Jersey 07735

We have audited the accompanying consolidated balance sheets of Cono Italiano, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for each of the years in the two-year period ended December 31, 2009. Cono Italiano, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cono Italiano, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note H to the consolidated financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York
April 15, 2010

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY INC.)
(A NEVADA CORPORATION)
Keyport, New Jersey

CONSOLIDATED BALANCE SHEETS

December 31,	2009	2008

ASSETS
Cash and Cash Equivalents	$10,658	$724
Due from Related Party	133,938	55,500
Prepaid Expenses	20,048	4,615

Total Current Assets	164,644	60,839

Property and Equipment - Net of Accumulated Depreciation	20,393	36,156

Other Assets
Licensing Rights - Net of Accumulated Amortization	137,004	143,502

Total Assets	$322,041	$240,497

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Accounts Payable	$199,427	$—
Accrued Expenses	39,400	—
Accrued Legal Expense	63,360	—
Accrued Interest	36,182	17,885
Deferred Revenue	10,109	4,750
Notes Payable	231,987	200,000
Due to Officer	624,366	568,828

Total Current Liabilities	1,204,831	791,463

Other Liabilities
Deferred Revenue	75,816	40,375

Total Liabilities	1,280,647	831,838

Stockholders' Deficit
Common Stock - $.001 Par; 100,000,000 Shares Authorized,
79,880,988 and 53,250,000 Shares Issued and Outstanding	79,881	53,250
Additional Paid-In-Capital	378,923	335,494
Deficit	(1,417,410)	(980,085)

Total Stockholders' Deficit	(958,606)	(591,341)

Total Liabilities and Stockholders' Deficit	$322,041	$240,497

The accompanying notes are an integral part of these financial statements.

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY INC.)
(A NEVADA CORPORATION)
Keyport, New Jersey

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Common Stock		Additional		Treasury	Total
	$ .001 Par		Paid-In		Stock	Stockholders'
	Shares	Amount	Capital	Deficit	at Cost	Deficit

Balance - January 1, 2008 (1)	6,000,000	$6,000	$159,000	$(50,290)	$—	$114,710

Additional Paid-In-Capital - Deemed Distribution	—	—	(312,000)	—	—	(312,000)

Common Stock Issued to Prior Owners	3,000,000	3,000	54,000	—	—	57,000

Common Stock Issued in Exchange for Services	44,250,000	44,250	434,494	—	—	478,744

Net Loss	—	—	—	(929,795)	—	(929,795)

Balance - December 31, 2008	53,250,000	53,250	335,494	(980,085)	—	(591,341)

Common Stock Issued in Exchange for Services	7,616,428	7,616	178,777	—	—	186,393

Common Stock Issued for Cash	262,000	262	64,608	—	—	64,870

Common Stock Issued for Related Party Expense	500,000	500	69,500	—	—	70,000

Acquisition of Shell (1)	242,560	243	(272,946)	—	—	(272,703)

Common Stock Issued to Relieve Accounts Payable	10,000	10	3,490	—	—	3,500

Common Stock Issued for Note Payable Conversion	18,000,000	18,000	—	—	—	18,000

Net Loss	—	—	—	(437,325)	—	(437,325)

	79,880,988	$79,881	$378,923	$(1,417,410)	$—	$(958,606)

(1)
The stockholders equity of Cono Italiano, Inc. has been recapitalized to give effect to the shares received by the existing shareholders of Cono Italiano, Inc. form the share exchange agreement with Tiger Renewable Energy Inc.

The accompanying notes are an integral part of these financial statements.

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY INC.)
(A NEVADA CORPORATION)
Keyport, New Jersey

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31,	2009	2008

Sales	$12,600	$11,285

Cost of Sales	3,455	5,668

Gross Profit	9,145	5,617

Expenses
Selling and Direct	48,735	121,631
Compensation Expense	140,005	280,000
General and Administrative	240,634	521,863
Interest Expense	20,296	11,918
Gain on Sale of Assets	(3,200)	—

Total Expenses	446,470	935,412

Net Loss	$(437,325)	$(929,795)

Loss per Share - Basic and Diluted	$(0.01)	$(0.02)

Weighted Average Common Shares Outstanding	55,716,122	40,687,123

The accompanying notes are an integral part of these financial statements.

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY INC.)
(A NEVADA CORPORATION)
Keyport, New Jersey

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,	2009	2008

Cash Flows from Operating Activities

Net Loss	$ (437,325)	$(929,795)

Adjustments to Reconcile Net Loss to
Net Cash Flows from Operating Activities:
Amortization	6,498	6,498
Depreciation	14,587	13,980
Common Stock Issued in Exchange for Services	170,960	478,744
Expense to Prior Owners	—	257,000
Gain on Sale of Assets	(3,200)	—
Changes in Assets and Liabilities:
Prepaid Expenses	—	(4,615)
Accounts Payable	(22,703)	—
Accrued Expenses	39,400	—
Accrued Legal Expense	63,360	—
Accrued Interest	20,296	11,918
Deferred Revenue	40,800	45,125

Net Cash Flows from Operating Activities	(107,327)	(121,145)

Net Cash Flows from Investing Activities
Proceeds from Sale of Asset	5,000	—
Acquisition of Cash in Reorganization	916	—
Purchase of Property and Equipment	(625)	(15,374)

Net Cash Flows from Investing Activities	5,291	(15,374)

Cash Flows from Financing Activities
Cash Proceeds from Sale of Stock	64,870	—
Cash Advance to Related Party	(8,438)	(55,500)
Due to Officer	55,538	92,226

Net Cash Flows from Financing Activities	111,970	36,726

Net Change in Cash and Cash Equivalents	9,934	(99,793)

Cash and Cash Equivalents - Beginning of Year	724	100,517

Cash and Cash Equivalents - End of Year	$ 10,658	$ 724

Supplemental Non-Cash Investing and Financing Activities:
Acquisition of Accounts Payable in Reorganization	$ 210,132	$ —
Acquisition of Notes Payable in Reorganization	$ 47,988	$ —
Deemed Distribution	$ —	$ 312,000
Common Stock Issued for Prepaid Expenses	$ 15,433	$ —
Common Stock Issued to Relieve Accounts Payable	$ 3,500	$ —
Common Stock Issued for Note Payable Conversion	$ 18,000	$ —
Common Stock Issued for Related Party Payable	$ 70,000	$ —

Cash Paid During the Year for:
Interest	$ —	$ —
Income Taxes	$ —	$ —

The accompanying notes are an integral part of these financial statements.

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY INC.)
(A NEVADA CORPORATION)
Keyport, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A -	The Company

Merger and Recapitalization
The Company was incorporated in the State of Nevada on September 9, 2004, as Arch Management Services Inc.  A change of control of the Company occurred on June 5, 2006 and the Company changed its name form “Arch Management Services Inc.” to “Tiger Ethanol International Inc.” on November 24, 2006.  On February 11, 2008 the Company changed its name to “Tiger Renewable Energy Ltd.”  Another change of control of the Company occurred on June 4, 2009.  On August 10, 2009 the Company changed its name to “Cono Italiano, Inc.” (Cono Italiano, Inc. (Nevada)). On November 12, 2009 Cono Italiano, Inc. entered into a share exchange agreement with Cono Italiano, Inc. a Delaware Corporation (Cono Italiano, Inc. (Delaware)).

The Company was previously party to a joint venture named Xinjiang Yajia Distillate Company Limited (the “Venture”) to produce ethanol in the People’s Republic of China.  The Company’s board of directors determined that it was in the Company’s best interest to initiate a withdrawal from the ethanol business as of January 31, 2009 and assess alternative businesses.

On June 4, 2009 an Affiliate Stock Purchase Agreement (the “Stock Purchase Agreement”) was entered into by and between Gallant Energy International Inc. (“Gallant”), the owner of 5,000,000 shares of the Company’s common stock (prior to the Company’s one for sixty reverse stock split) and Lara Mac Inc. (“Lara Mac”), an entitiy controlled by Mitchell Brown (now the Chief Executive Officer of the Company and a member of the Company’s Board of Directors).  Pursuant to the Stock Purchase Agreement, Gallant sold all of its 5,000,000 shares of the Company’s common stock to Lara Mac.  The Gallant transaction with Lara Mac resulted in a change in control of the largest voting block of the Company effective as of June 4, 2009.

Reorganization with Cono Italiano, Inc. (Delaware)
Janex International Inc. was formed on July 6, 2007, in the State of Delaware.   On January 8, 2008 Janex International Inc., changed its name to Cono Italiano, Inc (Delaware).

Cono Italiano, LLC (Cono, LLC) was formed on June 27, 2007 as a limited liability company in the State of New Jersey.  Cono, LLC had no operations and its primary assets were the license rights to manufacture, market, and distribute “pizza cono”, a unique pizza style food product.

  - continued -

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY INC.)
(A NEVADA CORPORATION)
Keyport, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A -	The Company - continued

Merger and Recapitalization
In March 2007, the license rights held by the individual founders of Cono, LLC were sold to The Total Luxury Group (TLG), an unrelated entity.  Subsequently, on January 8, 2008 the license rights were transferred to Mitchell Brown for the total consideration of $312,000.  The transfer of Cono, LLC (which includes the license rights) was effected in settlement of an obligation due to Mitchell Brown by TLG.

On January 14, 2008, Cono, LLC was sold to Cono Italiano, Inc. (Delaware) for the total consideration of $426,000.  In exchange for the 100% interest in Cono, LLC, the sole member of the LLC received 6,000,000 shares of Cono Italiano, Inc. (Delaware) valued at $114,000 and was issued a promissory note for $312,000.  Mitchell Brown is also a principal stockholder in Cono Italiano, Inc. (Delaware).

The transaction was accounted for as a recapitalization of Cono Italiano, Inc. (Delaware) and Cono, LLC; as both companies were under common control.  As such, the assets and liabilities of Cono, LLC were carried over to Cono Italiano, Inc. (Delaware) at the historical carrying values.

At the time of the sale of Cono, LLC to Cono Italiano, Inc. (Delaware), Cono LLC had a tangible net book value of $114,700. Since the assets and liabilities of Cono, LLC were recorded at their historical carrying amounts after the merger and recapitalization, the excess of the consideration paid of $426,000 over the carrying value of $114,700 had been recorded as a distribution to the stockholder.

On November 12, 2009 Cono Italiano, Inc. (Delaware) entered into a share exchange agreement whereby Cono Italiano, Inc. (Delaware) would exchange all of its common stock for the stock of Cono Italiano, Inc. (Nevada) on a share for share basis. Prior to entering into the share exchange agreement, the principal stockholder of Cono Italiano, Inc. (Delaware) became a stockholder of TRE, either through direct ownership or through an entity in which he controlled, effectively gaining control of Cono Italiano, Inc. (Nevada) , and on August 10, 2009, Cono Italiano, Inc. (Nevada)  changed its name to Cono Italiano, Inc., a Nevada corporation.   As an inducement for Cono Italiano, Inc. (Delaware) to enter the share exchange agreement, Cono Italiano, Inc. (Nevada)’s largest shareholder has agreed to the cancellation of 242,557 shares of Cono Italiano, Inc. (Nevada) stock.

The exchange of shares between Cono Italiano, Inc., (Delaware) and Cono Italiano, Inc., (Nevada) will be accounted for as a recapitalization of the Companies, as the majority stockholder of Cono Italiano, Inc. will be the majority stockholder of the surviving company.  Pursuant to the accounting for a recapitalization, the historical carrying value of the assets and liabilities of Cono Italiano, Inc. (Nevada) will carry over to the surviving company.

Effective at the closing of the share exchange transactions, November 12, 2009, Cono (Delaware) became a wholly owned subsidiary of Cono (Nevada).

  - continued -

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY INC.)
(A NEVADA CORPORATION)
Keyport, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A -	The Company - continued

Scope of Business
The Company is licensed to distribute an innovative food product - a cone-shaped pizza called "Pizza Cono."  The product will be distributed into fast food market establishments which include typical fast food chains, supermarkets, convenience stores, entertainment facilities, and sports arenas.  The Company’s focus will be the sale and management of licensing and distribution agreements with customers.

Note B -	Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of Cono Italiano, Inc. (Nevada) and its wholly owned subsidiary, Cono Italiano, Inc. (Delaware) (the “Company”).  All significant intercompany balances have been eliminated in consolidation.

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

Long-lived Assets
The Company accounts for impaired long-lived assets in accordance with FASB ASC 360-10-15-3, "Impairment or Disposal of Long-Lived Assets”.  This standard prescribes the method for asset impairment evaluation for long-lived assets and certain identifiable intangibles that are either held and used or are to be disposed of.  The Company evaluates the ability to recover long-lived assets whenever events or circumstances indicate that the carrying value of the asset may not be recoverable.  In the event assets are impaired, losses are recognized to the extent the carrying value exceeds the fair value.  In addition, the Company reports assets to be disposed of at the lower of the carrying amount or the fair market value less selling costs.

- continued -

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY INC.)
(A NEVADA CORPORATION)
Keyport, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note B -	Summary of Significant Accounting Policies – continued

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

Income Taxes
The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes” using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities.  This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment.  Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards.  Deferred income tax expense represents the change in net deferred assets and liability balances.

Earnings per Share
Earnings per share of common stock are computed in accordance with FASB ASC 260, “Earnings per Share”.  Basic earnings per share are computed by dividing income or loss available to common shareholders by the weighted-average number of common shares outstanding for each period.  Diluted earnings per share are calculated by adjusting the weighted average number of shares outstanding assuming conversion of all potentially dilutive stock options, warrants and convertible securities, if dilutive. Common stock equivalents that are anti-dilutive are excluded from both diluted weighted average number of common shares outstanding and diluted earnings per share.

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

Reclassifications
Certain amounts in the prior year consolidated financial statements have been reclassified to conform with current year presentation.  The reclassifications made to the prior year have no impact on the net income (loss) or overall presentation of the consolidated financial statements.

Fair value of financial instruments
Prepaid expenses, accrued expenses, notes payable, and amounts due to and from related parties are carried in the financial statements at amounts which approximate fair value.

- continued -

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY INC.)
(A NEVADA CORPORATION)
Keyport, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note B -	Summary of Significant Accounting Policies – continued

Stock-Based Compensation
Stock-based compensation related to non-employees is recognized based on service provided in the accompanying statements of operations and is based on the fair value of the services received or the fair value of the equity instruments issued, whichever is more readily determinable. The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of FASB ASC 505, “Equity Based Payments to Non-Employees”. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Note C -	Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 810-10-65 “Consolidations”.  FASB ASC 810-10-65 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  FASB ASC 810-10-65 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  As such, the Company was required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009.  The adoption of FASB ASC 810-10-65 on its consolidated financial statements did not have a material effect.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 805 "Business Combinations”.  FASB ASC 805 establishes principles and requirements for recognition and measurement of identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree at fair value.  The guidance also established disclosure requirements to enable the evaluation of the nature and financial effects of a business combination.  FASB ASC 805 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  As such, the Company was required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009.  The adoption of FASB ASC 805 on its consolidated financial statements did not have a material effect.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 815-10 “Derivatives and Hedging”.  FASB ASC 815-10 requires enhanced disclosures about an entity’s derivative and hedging activities.  FASB ASC 815-10 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged.  As such, the Company was required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009.  The adoption of FASB ASC 815-10 on its consolidated financial statements did not have a material effect.

- continued -

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY INC.)
(A NEVADA CORPORATION)
Keyport, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note C -	Recently Issued Accounting Standards – continued

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 944, “Financial Services - Insurance”.  FASB ASC 944 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement.  FASB ASC 944 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.  As such, the Company was required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009.  The adoption of FASB ASC 944 on its financial statements did not have a material effect.

In May 2009, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 855, “Subsequent Events”.  FASB ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued.  FASB ASC 855 was effective for interim or annual financial periods ending after June 15, 2009.  Adoption of FASB ASC 855 did not have a significant effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued revised authoritative guidance related to variable interest entities, which requires entities to perform a qualitative analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity.  The guidance also requires an ongoing reassessment of variable interests and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary.  This guidance, which was reissued by the FASB in December 2009 as ASU  No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” amends ASC Topic 810, “Consolidation”, and will be effective as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009 (January 1, 2010 for the Company).  The Company does not expect that the adoption of this guidance will have a significant impact on its consolidated financial statements.

In June 2009, the Financial Accounting Standards Board issued FASB ASC 105, “Generally Accepted Accounting Principles”. FASB ASC 105 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  FASB ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption changed certain disclosure references to U.S. GAAP, but did not have any other impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Updated (ASU) No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC 820, “Fair Value Measures and Disclosures.”  ASU No. 2010-06 amends the ASC to require disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also require more detailed disclosure about the activity within Level 3 fair value measurements.  The changes to the ASC as a result of this update are effective for annual and interim reporting periods beginning after December 15, 2009 (January 1, 2010 for the Company), except for the requirements related to Level 3 disclosures, which are effective for annual and interim reporting periods beginning after December 15, 2010 (January 1, 2011 for the Company).  This guidance requires new disclosures only, and will have no impact on the Company’s consolidated financial statements.

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY INC.)
(A NEVADA CORPORATION)
Keyport, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note D -	Property and Equipment

Property and equipment consisted of the following:

December 31,	2009	2008

Machinery and Equipment	$45,652	$49,402
Office Equipment	2,398	1,774
	$48,050	$51,176
Less: Accumulated Depreciation	27,657	15,020

Net Property and Equipment	$20,393	$36,156

Depreciation expense for the years ended December 31, 2009 and 2008 was $14,587 and $13,980, respectively.

Note E -	Licensing Rights

Licensing Rights were bought in February 2006 and have a life of 25 years. However, since the Company was in the development stage in 2007 and 2006 the rights are being amortized over 23 years and consist of the following:

December 31,	2009	2008

Licensing Rights	$150,000	$150,000
Less: Accumulated Depreciation	12,996	6,498

Net Licensing Rights	$137,004	$143,502

Amortization expense for each of the years ended December 31, 2009 and 2008 was $6,498.  Amortization for the next five (5) years is expected to be $6,498 annually.

Note F -	Related Party Transactions

Due from Related Party
On July 14, 2008, (the date of Edesia’s inception), the Company entered into an operating agreement with Edesia Emprise, LLC to manufacture product for the Company. The CEO of the Company owned 50% of Edesia until July 21, 2008 when he transferred his interest to a relative. At the date of the transfer, Edesia had no assets or business operations.

Due from Related Party consists of monies advanced on behalf of Edesia Emprise, LLC.

- continued -

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY INC.)
(A NEVADA CORPORATION)
Keyport, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note F -	Related Party Transactions – continued

Due from Related Party
The Company purchased manufacturing equipment on behalf of Edesia to be used by an unrelated entity for the production of the pizza cones products. The manufactured pizza cone products will be resold by Cono and its licensees. Production of the pizza cones under the agreement began in March 2009.

The advances are non-interest bearing and is due upon demand.  Due from related party consists of the following:

December 31,	2009	2008

Edesia Emprise, LLC	$133,937	$55,500

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

Edesia Emprise, LLC has advised Cono Italiano (Delaware) that it has entered into its first subcontract agreement.  Sunrise Bakery, located in Brooklyn, New York, will produce the cones for the Pizza Cono product on behalf of Edesia Emprise, LLC

Due to Officer
Certain disbursements of the Company have been paid by an officer of the Company.  The balance at December 31, 2009 and 2008 was $624,366 and $568,828, respectively.  There are no established repayment terms.  For the years ended December 31, 2009 and 2008, the Company has imputed interest at the applicable federal rate of 2.64% and 3.25%, respectively. Accrued interest was $33,939 and $17,885, at December 31, 2009 and 2008, respectively.

Note G -	Notes Payable

In January, 2008, Cono Inc. (Delaware) issued 3,000,000 shares of common stock to the former owners of the license rights of the Pizza Cono Products.  The shares were issued by agreement between Cono, Inc. (Delaware) and the former owners in satisfaction of any future claims whether known or unknown with regards to the license rights.  In addition to the shares issued, the Company also issued a note payable to the MEGK Group LLC (the former owners) in the amount of $200,000 on December 28, 2007. Interest accrued at 8% per annum, and the note was due in full on December 28, 2008.  This note was also convertible automatically upon the sale of all or substantially all of the assets of the Company or the merger, consolidation or liquidation of the Company where the Company would not remain in control of the new company.  The note could also be converted at option of the holder.  Common stock issued upon conversion would be calculated by dividing the principal amount of the note to be converted divided by $.001.  On November 1, 2009, MEGK assigned its rights to this note payable to Azure Seas Ltd.

- continued -

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY INC.)
(A NEVADA CORPORATION)
Keyport, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note G -	Notes Payable - continued

On December 16, 2009, Azure renegotiated the original convertible promissory note, waived all past due interest on the note through November 1, 2009, and assigned $18,000 of the note to various holders.  Prior to December 31, 2009, those holders converted their notes payable of $18,000 to 18,000,000 shares common stock.  At December 31, 2009 and 2008, note payable to Azure was $182,000 and $200,000 to MEGK, respectively.  For the years ended December 31, 2009 and 2008 interest expense was $2,547 and $-0-, respectively.

The Company also has a note payable to DT Crystal Limited accruing interest at 10% annual which is due upon demand.  The note is convertible at the option of the holder into restricted stock of Cono (Nevada).  At December 31, 2009 and 2008 note payable to DT Crystal was $49,987 and $-0-, respectively.  Interest expense for the years ended December 31, 2009 and 2008 was $1,999 and $-0-, respectively.

Note H -	Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $1,417,410 at December 31, 2009.

The Company’s continued existence is dependent upon its ability to raise capital.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern

Note I –	Employment Contracts

On December 30, 2009 the Company entered into employment agreements with each of the officers serving the Company.  The employment agreements contained the following provisions: (i) two-year terms with automatic renewal provisions unless notice is given by either party 30 days prior to renewal; (ii) commitment of a substantial portion of their professional time to the Company, consisting of 75% of their time for Mitchell Brown and 60% of their time for each of Joseph Masselli, Alex Kaminski and Steve Savage; and (iii) and additional customary employment agreement terms and conditions.  The officers have agreed that they will not receive any compensation for their services to the Company prior to January 1, 2012.  The compensation of the officers has been set as follows:

Annual
Officer	Salary
Mitchell Brown, Chief Executive Officer	$125,000
Joseph Masselli, President and Chief Operating Officer	$75.000
Alex Kaminski, Chief Financial Officer and Treasurer	$50.000
Steve Savage, Secretary	$50.000

- continued -

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY INC.)
(A NEVADA CORPORATION)
Keyport, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note I –	Employement Contracts – continued

It has been agreed by the Company, Mr. Masselli and Mr. Kaminski that pursuant to separate stock option agreements, Mr. Massilli will be granted options to purchase 2,000,000 shares of the Company’s common stock at $.01 per share and Mr. Kaminski will be granted options to purchase 1,500,000 shares of the Company’s common stock at $.01 per share.  These options will vest in one year and will expire in three years. At December 31, 2009 no options have been issued under these agreements.

Note J –	Stock Based Compensation Expense

In the reorganization between Cono Italiano, Inc. (Delaware) and Cono Italiano, Inc. (Nevada) an existing Equity Incentive Plan was continued. The 2006 Equity Incentive Plan authorizes the Company to issue options for the purchase of up to 2,000,000 shares of the Company’s common stock, pursuant to the terms and conditions set forth therein.  The Equity Incentive Plan authorizes the issuance of incentive stock options (ISQ) and non-qualified stock options (NQOs) to the Company’s employees, directors or consultants.

Options outstanding at the date of reorganization were 336. All outstanding options were fully vested and expensed prior to the acquisition.

		Year Ended
		December 31, 2009
	Number of	Weighted - Average
Options	Options	Exercise Price
Balance at date of reorganization	336	$120
Granted	––	––
Exercised	––	––
Cancelled	––	––
Balance at December 31, 2009	336	$120

Options Exercisable at December 31, 2009	336	$120

The aggregate intrinsic value of the options outstanding and the options exercisable on December 31, 2009 is $0.

The following table summarizes information about options outstanding and exercisable at December 31, 2009:

Weighted
	Options	Average	Options
	Outstanding	Contractual Life	Exercisable
Exercise Price	Number	(In Years)	Number

$120	336	1.85	336

As of December 31, 2009, there was no unrecognized compensation cost related to non-vested stock options.

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY INC.)
(A NEVADA CORPORATION)
Keyport, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note K -	Income Tax Compliance

The Company is not in compliance with filing its required income tax returns.  Since the Company has had continuous losses and has available net operating losses, the Company believes that any tax liability would not be material. Deferred taxes are provided for the temporary differences between the financial reporting basis and the tax reporting basis of the Company’s assets and liabilities.  The temporary differences between financial reporting and income tax purposes are primarily net operating loss carry forwards for income tax purposes. A valuation allowance is recorded for deferred tax assets when management determines it is more likely than not, that such assets, will not be realized.

A full valuation allowance has been established against the deferred tax assets for the years ended December 31, 2009 and 2008 as utilization of the loss carry forwards and realization of other deferred tax assets cannot be reasonably assured.

Note L -	Licensing Revenue

On July 9, 2008, (subsequently amended in October, 2009) the Company entered into a Supplier/Distribution agreement with Pino Gelato, Inc., an unrelated entity.  The agreement grants the exclusive manufacture and distribution rights to Pino Gelato, Inc. for the production of pizza cono food products for certain specified geographical territories.  The term of the agreement is for ten (10) years with an automatic renewal for another ten (10) years.  In addition, Pino Gelato, Inc. has the exclusive rights to enter into franchise agreements with third parties to market and sell the pizza cono food products.

In exchange for the rights granted to Pino Gelato under the agreement, the Company received total cash consideration of $100,000.

As an inducement for Pino Gelato, Inc to buy the distribution and franchise rights, the Company agreed to issue 375,000 shares of common stock to Pino upon receipt of the first and final installment of the agreement.  Common stock amounting to 250,000 shares were issued prior to the execution of the amendment in October, 2009 with the remaining 125,000 shares to be issued upon receipt of the final $25,000 cash payment from Pino. As of December 31, 2009, the final payment has been received from Pino. The related 125,000 shares remain unissued and will be issued upon request. The fair market value of the common stock issued in connection with the installment payments made has been recorded as an offset to the payments received under the agreement.  The payments received have been recorded as deferred licensing revenue in the accompanying consolidated financial statements.  The licensing revenue is being amortized to revenue over the initial license term of ten (10) years.

In addition to the $100,000 cash consideration, the Company is entitled to royalties on the sale of all Pino Gelato’s pizza cono food products in the amount of $9,500, which had been received as of the year ended December 31, 2009.  Furthermore, the Company is entitled to ten (10) percent of all franchise revenue generated by Pino Gelato.

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY INC.)
(A NEVADA CORPORATION)
Keyport, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note M -	Other Matters

In October, 2009, the Company through its related party entity, Edesia Emprise, LLC, terminated an agreement (which began in March, 2009) with an unrelated party for the manufacture of pizza cone products. The termination was reached in mutual agreement with the counter party and mutual releases were granted in connection wit the termination.

On November 6, 2009, Cono Italiano (Delaware) entered into a Commitment Letter, pursuant to which, one of the Company’s shareholders, Lara Mac has agreed to provide financing to Cono Italiano, Inc., with such funds as the Company’s Board of Directors shall deem to be sufficient to maintain the Company’s ordinary course of business operations (the “Commitment Amount”).  We may draw on the Commitment Amount in monthly tranches in accordance with our operating requirements as set forth in our business plan. The available Commitment Amount will be reduced by the aggregate cash proceeds received by the Company which are derived from the issuance of any equity securities and Company gross revenues. Draws on the Commitment Amount will be made on terms of unsecured notes, with interest set on each note as of the date of the draw at prime rate plus two percent per annum. The notes will mature and become repayable thirty calendar days after demand at any time following the earlier of (a) December 31, 2010 or (b) the date upon which we are in receipt of revenues or proceeds from the sales of equity securities. We will give Lara Mac customary representations and warranties regarding the good standing of our Company and status of progress in respect of our Company business plan prior to each draw on the Commitment Amount, and we will provide certifications and covenants regarding use of proceeds of each draw, which will be in customary forms reasonably requested by Lara Mac as determined by reference to similar lenders making similar loans to similar companies. Lara Mac will not be required to make any loans under the Commitment Amount to us if we are unable to make the representations, warranties, certifications or covenants, or if we are in breach of any previously given representations, warranties, certifications or covenants. If we breach any of the notes, the default rate will be 15% per annum and Lara Mac may seek recourse against our company for repayment of all of the notes. As of December 31, 2009, no funds have been borrowed.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 12, 2009, the Company dismissed its independent auditor, Paritz and Company P.A. and appointed EFP Rotenberg LLP, as its independent auditor.  The decision to change auditors was approved by the Company's Board of Directors.

During the Company's fiscal years ended January 31, 2009 and January 31, 2008, and the interim period between January 31, 2009 and November 12, 2009, the opinion of Paritz and Company P.A. on the Company's financial statements did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except as follows: the independent auditor's report of Paritz and Company P.A. dated May 18, 2009 (for the year ended January 31, 2009) contained "going concern" qualifications. These qualifications questioned the Company’s ability to raise additional funds through either the sale of equity securities or issuance and stressed the absence of any resulting adjustments in the financial statements; thus raising substantial doubts regarding the Company's ability to continue as a going concern. During the Company's two most recent fiscal years, and through the date of their dismissal, there were no disagreements with Paritz and Company P.A., whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Paritz and Company P.A.’s satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

During the years ended January 31, 2009 and January 31, 2008, and the interim period between January 31, 2009 and the appointment of EFP Rotenberg LLP, neither the Company nor anyone acting on the Company’s behalf consulted with EFP Rotenberg LLP regarding (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, or (ii) any matter that was either the subject of a disagreement as that term is used in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K or a reportable event as that term is used in Item 304(a)(1)(v) and the related instructions to Item 304 of Regulation S-K.

ITEM 9A	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act of 1934, as amended, (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of, and with the participation of, our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as they existed on December 31, 2009.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(a)   Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(b)   Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(c)   Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management has evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. Management based its assessment on the framework set forth in COSO’s Internal Control – Integrated Framework (1992) in conjunction with Securities and Exchange Commission Release No. 33-8820 entitled "Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities and Exchange Commission".  Based on its assessment, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2009, because of certain material weaknesses addressed below.

•	Lack of adequate segregation of duties due to the limited resources within the Company’s accounting department.

•	Lack of proper authorization and documentation of stock transactions, including issuance, cancellations or redemptions.

•
Inadequate policies and procedures surrounding the financial reporting process, including timely communication of transactions, which has resulted in the Company’s inability to produce accurate financial information on a timely basis.

The principal executive officer has concluded that, other than the specific changes identified in this Item 9A, there have been no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Commission that permit the company to provide only management's report in this annual report.

ITEM 9B:	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE MANAGEMENT AND CERTAIN SECURITY HOLDERS

Directors, Executive Officers, Promoters and Control Persons

The following table presents information with respect to our officers, directors and significant employees as of April 13, 2010:

Name	Age	Position
Mitchell Brown	44	Chief Executive Officer and Director
Joseph Masselli	44	President, Chief Operating Officer and Director
Alex J. Kaminski	44	Chief Financial Officer, Treasurer and Director
Steve Savage	51	Secretary and Director
Scott Smith	42	Director

Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office.

Biographical Information Regarding Officers and Directors

Mitchell Brown, Chief Executive Officer and Director

Mr. Brown was appointed Chief Executive Officer on June 4, 2009 and commenced serving as a director on June 19, 2009.  From 2004 through 2007, Mr. Brown served as the President of Discount Direct, a marketing company which served various cell phone providers.  From 2007 through the date hereof, Mr. Brown has served as the Chairman and Chief Executive Officer of Cono Italiano, Inc., a company which has acquired the North American rights to sell certain food products.

Joseph Masselli, President, Chief Operating Officer and Director

Mr. Masselli was appointed President and Chief Operating Officer on June 4, 2009 and commenced serving as a director on June 19, 2009.  From 2004 through 2008, Mr. Masselli, 44, was the Owner-General Managing Partner of a restaurant/club. Since 2008, Mr. Masselli has been employed by Cono Italiano, Inc., where he leads the Marketing and Public Relations efforts to establish Cono Italiano’s brand.

Alex J. Kaminski, Chief Financial Officer, Treasurer and Director

Mr. Kaminski was appointed Treasurer of the Company on June 4, 2009.  He commenced serving as Chief Financial Officer on June 22, 2009 and Director on June 19, 2009.  Mr. Kaminski, 43, is a Certified Public Accountant.  Since 1989, he has had his own practice.  From 2002 to 2008 he served as the Chief Financial Officer and President of Basik Funding Inc.  Since 2005, he has also served as the President of Homestead Funding Group Inc.

Steve Savage, Secretary and Director

Mr. Savage commenced serving as Secretary and Director on June 19, 2009.  For the past 5 years Mr. Savage has served as President and owner of Ocean Consultants Inc. a Real Estate Investment company. The purpose of the business was to locate, purchase, remodel and market various residential properties.

Scott Smith, Director

Mr. Smith commenced serving as a director on June 19, 2009.  Since 1997, Mr. Smith, 41, has served as the owner and manufacturer’s representative for S.J. Smith Distributors Inc.  Since 2002, Mr. Smith has served as the Corporate Sales Manager for Ray Catena Motor Car in Edison, NJ.

Family Relationships

None of the Company’s officers or directors have any family relationships with the Company’s other officers or directors or persons nominated or chosen by the Company to become officers or directors.

Involvement in Certain Legal Proceedings

During the past five years no director, person nominated to become a director, executive officer, promoter or control person of the Company has: (i) had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (iii) been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or (iv) been found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

ITEM 11:	EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth compensation for each of the past three fiscal years with respect to each person who served as Chief Executive Officer of the Company and each of the four most highly-compensated executive officers of the Company who earned a total annual salary and bonuses that exceeded $100,000 in any of the two preceding fiscal years.

Summary Compensation Table

Name and Principal Position	Year (1)(2)	Salary ($)	Stock Awards ($)	Total

Mitchell Brown, Chief Executive Officer and Director (3)	2009 2008	0 0	$140,005 280,000	140,005 280,000

Joseph Masselli, President, Chief Operating Officer and Director (3)	2009 2008	0 0	0 40,000	0 40,000

Alex J. Kaminski, Chief Financial Officer, Treasurer and Director (3)	2009 2008	0 0	0 0	0 0

Steve Savage, Secretary and Director (3)	2009 2008	0 0	0 20,000	0 20,000

Officers serving the Company prior to the acquisition of Cono Italiano (Delaware):

James Pak Chiu Leung former CEO, former President, former Director (4)	2009 2008	70,000 131,000	0 0	70,000 131,000

Robert G. Clarke, former CEO(5)	2009	0	0	0

Michel St-Pierre, former CFO (6)	2009 2008	116,694 109,359	0 0	116,694 109,359

(1)	No officers earned over $100,000 in any of the three preceding fiscal years, other than as set forth above.
(2)
The Company’s fiscal year previously ended on January 31st. The Company changed its fiscal year-end from November 30, 2006 to January 31, 2007, and on November 12, 2009 the Company changed its fiscal year end to December 31st.  The 2009, 2008 and 2007 fiscal years for Mitchell Brown, Joseph Masselli, Alex J. Kaminski and Steve Savage refer to the fiscal years ended December 31, 2009, December 31, 2008 and December 31, 2007. The 2009 and 2008 fiscal years for Mr. Leung, Mr. Clarke and Mr. St-Pierre refer to the fiscal years ended January 31, 2009 and January 31, 2008.

(3)	To date, each of Mitchell Brown, Joseph Masselli, Alex J. Kaminski and Steve Savage have not been paid cash compensation by either the Company or Cono Italiano (Delaware).
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

(5)	Mr. Clarke was appointed as the Company’s President and CEO on September 12, 2008; he resigned from these positions on June 4, 2009.
(6)	Mr. St-Pierre served as the Chief Financial Officer of the Company from January 9, 2007 until June 22, 2009.

None of the officers earned any bonus, restricted stock awards, LTIP Payouts or any other annual or long term compensation other than the stock awards paid to each of Mr.own, Mr. Masselli and Mr. Savage by Cono Italiano (Delaware).

Outstanding Equity Awards at Fiscal Year-End (1)

As of the end of our most recent fiscal year, December 31, 2009, Mitchell Brown, our Chief Executive Officer and Director, Joseph Masselli, our President, Chief Operating Officer and Director, Alex J. Kaminski, our Chief Financial Officer, Treasurer and Director and Steve Savage, our Secretary and Director have not been issued any options in the Company.

The following table provides the information regarding outstanding options owned by the named executive officers and directors as of December 31, 2009.  We have never granted any stock appreciation rights.  The shares set forth below reflect our August 10, 2009 one for sixty stock split.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date

James Pak Chiu Leung, Former CEO, Former President and Former Director (1)	84	0	120.00	November 6, 2012
	84	0	120.00	November 6, 2011
Claude Pellerin, Former Secretary and Former Director (2)	84	0	120.00	November 6, 2012
	84	0	120.00	November 6, 2011

(1) Mr. Leung served as the Chief Executive Officer, President and Director of the Company from June 5, 2006 to September 9, 2008.
(2) Mr. Pellerin resigned as the Company’s secretary on June 19, 2009.

Director Compensation

The persons who served as members of our board of directors, including executive officers, did not receive any compensation for services as a director in either the fiscal year ended December 31, 2009 or the fiscal year ended January 31, 2009.

The Company has employment agreements with each of Mitchell Brown, Joseph Masselli, Alex Kaminski and Steve Savage.  These directors will not be separately compensated for their service as directors, as they are also serving as officers of the Company.  The Company does not have an employment or other compensation agreement with Scott Smith, who was compensated according to the schedule above.  Mr. Smith, who will be serving only as a director and not as an officer will be paid a fee of $18,000 per annum, which will be deferred for the first year of service to the Company.

Employment Contracts

As of the end of our prior fiscal year on January 31, 2009 the Company did not have any employment contracts with any officer, director or other employees.  On December 30, 2009, the Company entered into employment agreements with each of the officers serving the Company.  The employment agreements contained the following material provisions: (i) two-year terms with automatic renewal provisions unless notice is given by either party 30 days prior to renewal; (ii) commitment of a substantial portion of their professional time to the Company, consisting of 75% of their time for Mitchell Brown and 60% of their time for each of Joseph Masselli, Alex Kaminski and Steve Savage; and (iii) and additional customary employment agreement terms and conditions.  The officers have agreed that they will not receive any compensation for their services to the Company prior to January 1, 2012.  The compensation of the officers has been set as follows:

Officer	Annual Salary
Mitchell Brown, Chief Executive Officer	$125,000
Joseph Masselli, President and Chief Operating Officer	$75,000
Alex Kaminski, Chief Financial Officer and Treasurer	$50,000
Steve Savage, Secretary	$50,000

It has been agreed by the Company, Mr. Masselli and Mr. Kaminski that pursuant to separate stock option agreements, Mr. Masselli will be granted options to purchase 2,000,000 shares of the Company’s common stock at $.01 per share and Mr. Kaminski will be granted options to purchase 1,500,000 shares of the Company’s common stock at $.01 per share.  These options will vest in one year and will expire in three years.

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

During the year ended November 30, 2006, the Company issued 517,500 stock options to officers and directors of the Company with an average exercise price of $0.30 per share. Of the stock options issued, 450,000 were vested on October 5, 2006, 33,750 were vested on November 1, 2006 and the balance vested on November 1, 2007.  Following the resignation of one of our directors in January 2007, 70,000 such options were cancelled. During the month of August, 2007, the Company issued 50,000 stock options to officers and directors of the Company with an average exercise price of $2.86 per share. Of the stock options issued, 50,000 vested on August 1, 2007.  No options were exercised during the years ended January 31, 2009 or December 31, 2009.  As of January 31, 2009 we had three directors and officers eligible to receive options under the Equity Incentive Plan.  Options to buy 277,500 shares of common stock (equal to 4,625 shares of common stock after the 1 for 60 stock split) were outstanding under the Equity Incentive Plan and 1,722,500 shares remained available for grants under this plan.  As of December 31, 2009, we had five officers and directors eligible to receive options under the Equity Incentive Plan.  Options to buy 336 shares of common stock were outstanding under the Equity Incentive Plan and 1,999,664 options remained eligible for grant.

2006 Equity Plan Administration

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

2006 Equity Plan Option Pricing

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

2006 Equity Plan Amendment and Termination

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

The Company expects to adopt a new equity plan during the foreseeable future which will be similar to the 2006 Plan.

Indemnification Agreements

Through its Indemnification Agreements, the Company agrees to indemnify directors and officers, to the extend provided for in the Agreement, and to hold them harmless from and against, any losses or expenses at any time incurred by or assessed against them arising out of or in connection with their work as a director, advisory director, Board Committee member, officer, employee or agent of the Company or of an affiliate, whether the basis of such proceeding is alleged action in an official capacity or in any other capacity while serving as an officer or director of the Company or of an Affiliate, to the fullest extent permitted by law in as in effect or as such laws may from time to time hereafter be amended to increase the scope of such permitted indemnification.

Whistleblower Procedures Policy

In accordance with the requirements of Section 301 of the Sarbanes-Oxley Act of 2002, the Board of Directors the Company has adopted this Whistleblower Procedures Policy, stating that all employees of the Company and its subsidiaries are strongly encouraged to report any evidence of financial irregularities which they may become aware of, including those with respect to internal controls, accounting or auditing matters.  Under this Whistleblower Procedures Policy, the management of the Company shall promptly and periodically communicate to all employees with access to accounting, payroll and financial information the means by which they may report any such irregularities.  In the event an employee is uncomfortable for any reason reporting irregularities to his or her supervisor or other management of the Company, employees may report directly to any member of the Board of Directors of the Company.  The identity of any employee reporting under these procedures will be maintained as confidential at the request of the employee, or may be made on an anonymous basis.  Notice must be provided to all of the Company’s employees with access to accounting, payroll and financial information in respect of these procedures.

Changes in Control

As of the date of filing of this Report, the Company is unaware of any arrangement which may result in a change in control.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the close of business on April 13, 2010, the total number of shares owned beneficially by the Company’s directors, officers and key employees, and any person (including any group) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities.  Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated. The percentage of ownership set forth below reflects each holder's ownership interest in the 81,880,988 shares of the Company's common stock outstanding as of April 13, 2010.  The number of shares set forth below reflect both our August 10, 2009 one for sixty stock split, and our share exchange which was entered into as of November 12, 2009.

Amount and Nature of
Beneficial Ownership

Name and Address of Beneficial Owner	Shares	Options/ Warrants (1)	Total (1)	Percentage of Shares Outstanding (1)
Five Percent Stockholders
Lara Mac Inc.(2)	36,000,000	0	36,000,000	44%
Joseph H. Masselli	15,000,000	0	15,000,000	18.3%
Executive Officers and Directors
Mitchell Brown, Chief Executive Officer and Director (2)	36,000,000	0	36,000,000	44%
Joseph Masselli, President, Chief Operating Officer and Director	15,000,000	0	15,000,000	18.3%
Alex J. Kaminski, Chief Financial Officer, Treasurer and Director	0	0	0	0%
Steve Savage, Secretary and Director	750,000	0	750,000	.9%
Scott Smith, Director	0	0	0	0%
All officers and directors as group (5 persons)	51,750,000	0	51,750,000	63.2%
* Less than 1%.

The mailing address for each of the officers and directors is Cono Italiano, Inc., 10 Main Street, Keyport, NJ 07735.

(1)  Includes options and warrants exercisable as of the date hereof or within 60 days hereafter. The Company is unaware of any pledges of any shares, options or warrants by any of the individuals or entities listed above.  The Company intends to make option grants to certain officers and directors within the foreseeable future, however, no options or agreements pertaining to options have been granted or entered into by the Company or such officers and directors as of the date hereof.

(2)  Our Chief Executive Officer Mr. Mitchell Brown has sole voting power and sole power of disposition over all 6,000,000 shares of Company common owned by Lara Mac Inc. (in addition to 30,000,000 shares owned by Mr. Brown directly), and as such all such shares are therefore deemed to be beneficially owned by Mr. Brown.

Potential Changes in Control

To the knowledge of management, there are no present arrangements or pledges of securities of the Company which may result in a change in control of the Company.

Changes in Control

On June 4, 2009, an Affiliate Stock Purchase Agreement (the “Stock Purchase Agreement”) was entered into by and between Gallant Energy International Inc. (“Gallant”), the owner of 5,000,000 shares of the Company’s common stock and Lara Mac Inc. (“Lara Mac”), an entity controlled by Mitchell Brown (who is now the Chief Executive Officer of the Company and a member of the Company’s Board of Directors).  Pursuant to the Stock Purchase Agreement, Gallant sold all of its 5,000,000 shares of the Company’s common stock to Lara Mac.

The Gallant transaction with Lara Mac resulted in a change in control of the largest voting block of the Company effective as of June 4, 2009.  The compensation which Gallant received from Lara Mac consisted of Lara Mac’s agreement to assure the payment of certain obligations of the Company in the amount of $162,139 which shall be paid by the Company in due course.  The Company is not a party to the Stock Purchase Agreement.  The address of Lara Mac is 10 Main Street, Keyport, NJ 07735.

In addition, on June 22, 2009, the Company and Lara Mac entered into a Management Services Agreement.  In exchange for the provision of services as set forth therein, Lara Mac received 9,553,377 shares of the Company’s common stock. On November 6, 2009, as additional inducement to the shareholders of Cono Italiano (Delaware) to enter into the Share Exchange Agreements, Lara Mac Inc. agreed to the termination of the Management Services Agreement with Cono Italian (Nevada) and cancellation of all Cono Italian (Nevada) shares previously issued to Lara Mac under the Management Services Agreement (242,557 shares of the Company’s common stock as adjusted for the one-for-sixty reverse stock split).

After giving effect to the Share Exchange, Mitchell Brown, both as an individual and through his control of Lara Mac, controls 36,000,000 shares of the Company’s common stock.  These shares constitute 44% of the Company’s 81,880,988 issued and outstanding shares.

Adverse Interests

The Company is not aware of any material proceeding to which any director, officer, or affiliate of the Company, or any owner of record or beneficially of more than five percent of any class of the Company’s voting securities, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

TRANSACTIONS WITH RELATED PERSONS, PROMOTERS AND CERTAIN CONTROL PERSONS

Lara Mac Inc. Management Services Agreement

On June 22, 2009, Lara Mac Inc., an entity controlled by Mitchell Brown, our Chief Executive Officer and a member of our Board of Directors, entered into a Management Services Agreement with the Company (the “Management Services Agreement”).  Pursuant to the Management Services Agreement, Lara Mac would render to the Company consulting and other advisory services in relation to developing strategic plans for inception of operations, corporate management, the operations of the Company, strategic planning, domestic and international marketing and sales, financial advice, including, without limitation, advisory and consulting services in relation to the selection and retention of candidates for senior management of the Company and its subsidiaries, prospective strategic alliance partners, preparing acquisition growth plans, identifying prospective merger and acquisition candidates, developing value propositions for the Company and acquisition candidates, analyzing financial implications of potential transactions, advising on negotiations regarding terms and conditions of transactions, outlining and managing due diligence issues and due diligence processes, introductions to prospective customers, selection of investment bankers or other financial advisors or consultants, and advice with respect to the capital structure of the Company, equity participation plans, employee benefit plans and other incentive arrangements for certain key executives of the Company (collectively, the “Services”).  In exchange for the Services, Lara Mac shall receive 9,553,377 shares of the Company’s common stock (the “Fee”).  The value of the restricted shares of common stock constituting the Fee is deemed to be $0.044 per share, which is equivalent to fifty percent of the average closing trading price of the Company’s common stock during the ninety day period of February 27, 2009, through May 27, 2009.  Such time period is deemed to constitute an objective public capital market valuation of the Company’s stock price, having an aggregate value of $410,666 (the “Issue Value”).  The parties to the Management Services Agreement also agreed that Lara Mac may render other services beyond the scope of activities which the parties contemplate as part of the Services, as to which Lara Mac shall be entitled to separate compensation that shall be negotiated in good faith by the parties on a case-by-case basis.  In the event that the Company is not generating organic revenues (excluding interest and investment income) as of the first anniversary of the date of the Management Services Agreement, then all of the Shares constituting the Fee shall be subject to repurchase in the entirety by the Company at a repurchase price equal to the Issue Value. On November 6, 2009, as additional inducement to the shareholders of Cono Italiano (Delaware) to enter into the Share Exchange Agreements, Lara Mac Inc. agreed to the termination of the Management Services Agreement with Cono Italian (Nevada) and cancellation of all Cono Italian (Nevada) shares previously issued to Lara Mac under the Management Services Agreement (242,557 shares of the Company’s common stock as adjusted for the one-for-sixty reverse stock split).

There have been no transactions, since the beginning of the Company’s last fiscal year, and there are no currently proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at fiscal year-end for the last three completed fiscal years, and in which any related person had or will have a direct or indirect material interest, except as set forth above.

Mr. Scott Smith, who is the only current member of the Board of Directors who is independent under the standards for independence contained in the Nasdaq Marketplaces Rules, Rule 5605(a)(2), has independently reviewed and assessed the fairness of the Management Services Agreement.  Mr. Smith has determined that the terms and conditions of the Management Services Agreement are fair and reasonable to the Company and its shareholders and he has recommended that the Management Services Agreement be adopted and approved by the entire Board of Directors.  Mr. Mitchell Brown, having an economic interest in the Management Services Agreement through his beneficial ownership of Lara Mac, recused himself from all deliberations and voting in regard to the Management Services Agreement.

Edesia Emprise, LLC

In July of 2008, the Company’s Chief Executive Officer, Mitchell Brown and Ramona Fantini of Pino Gelato formed a manufacturing entity, Edesia Emprise, LLC, to produce and manufacturer the "Cones" used in the Company’s products at a location in Indianapolis Indiana.  Mitchell Brown transferred his ownership interests in Edesia Emprise, LLC to his father, Gene Brown, later that month.

On November 11, 2009, Cono Italiano (Delaware) and Edesia Emprise, LLC entered into a Master Manufacturing Agreement.  Pursuant to this Master Manufacturing Agreement, Edesia Emprise, LLC will produce the Company’s Pizza Cono product.  Cono Italiano (Delaware) has agreed to pay Edesia Emprise, LLC the costs of production plus fifteen percent (15%).  This Master Manufacturing Agreement has a five (5) year term and will automatically renew unless cancelled by one of the parties pursuant to its terms.  This Master Manufacturing Agreement is exclusive within the United States.  Under the Master Manufacturing Agreement, Edesia Emprise, LLC may engage qualified subcontractors throughout its territory for purposes of performing its obligations to the Company.  On December 8, 2009, the Company was advised that Edesia Emprise had entered into its first subcontract agreement with Sunrise Baking Acquisition Company, based in Brooklyn, New York.

On November 12, 2009, the Company’s Board of Directors ratified the Master Manufacturing Agreement entered into by and between Cono Italiano (Delaware) and Edesia Emprise, LLC.  The Board has determined that the terms and conditions of this agreement are fair and reasonable to the Company and its shareholders.  Mr. Mitchell Brown, whose father owns Edesia Emprise, LLC, recused himself from all deliberations and voting in regard to this agreement.

DIRECTOR INDEPENDENCE

Mr. Scott Smith is the only current member of the Board who may be deemed to be independent.  The Company has adopted the standards for independence contained in the Nasdaq Marketplaces Rules, Rule 5605(a)(2).

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

On November 12, 2009, the Company dismissed its independent auditor, Paritz and Company P.A. and appointed EFP Rotenberg LLP, as its independent auditor.

Audit Fees

The aggregate fees of EFP Rotenberg LLP for professional services rendered for the audit of the Company's annual financial statements for the year ended December 31, 2009, totaled $15,000.  The aggregate fees of Paritz and Company, P.A. for professional services rendered for the audit of the Company's annual financial statements for the year ended January 31, 2009, totaled $15,000.

Audit-Related Fees

The aggregate fees billed by EFP Rotenberg LLP for audit related services for the year ended December 31, 2009, and which are not disclosed in "Audit Fees" above, were $31,500. These fees included fees related to procedures performed for the Company in connection with (i) the filing of a Registration Statement on Form S-1; and (ii) the Company’s acquisition of Cono Italiano (Delaware).  The aggregate fees billed by Paritz and Company, P.A. for audit related services for the year ended January 31, 2009, and which are not disclosed in "Audit Fees" above, were $0.

Tax Fees

The aggregate fees billed by EFP Rotenberg LLP for tax compliance for the year ended December 31, 2009, were $0.  The aggregate fees billed by Paritz and Company, P.A. for tax compliance for the year ended January 31, 2009, were $0.

All Other Fees

The aggregate fees billed by EFP Rotenberg LLP for services other than those described above, for the year ended December 31, 2009, were $0.  The aggregate fees billed by Paritz and Company, P.A. for services other than those described above, for the year ended January 31, 2009, were $0.

Audit Committee Pre-Approval Policies

Our Board of Directors reviewed the audit and non-audit services rendered by EFP Rotenberg LLP and Paritz and Company, P.A. during the periods set forth above and concluded that such services were compatible with maintaining the auditors’ independence. All audit and non-audit services performed by our independent accountants are pre-approved by our Board of Directors to assure that such services do not impair the auditors’ independence from us.

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

Exhibit 3.3
Certificate of Amendment to the Articles of Incorporation, dated as of November 11, 2006, incorporated by reference to Exhibit 3.3 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 30, 2006.

Exhibit 3.4	Amendment to the Company’s Bylaws, incorporated by reference to Exhibit 3.4 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 17, 2007.

Exhibit 3.5
Certificate of Amendment to the Articles of Incorporation, dated as of February 11, 2008, incorporated by reference to Exhibit 3.5 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 3.6
Certificate of Amendment to the Articles of Incorporation, dated as of July 31, 2009, incorporated by reference to Exhibit 3.6 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 3.7	Amendment to the Company’s Bylaws, incorporated by reference to Exhibit 3.7 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 3.8
Certificate of Incorporation of Cono Italiano (Delaware) (formerly known as Janex International, Inc.), incorporated by reference to Exhibit 3.8 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 3.9
Certificate of Amendment of Certificate of Incorporation (Cono Italiano (Delaware)), incorporated by reference to Exhibit 3.9 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 3.10
Certificate of Merger of Foreign Corporation into a Domestic Corporation (Cono Italiano (Delaware)), incorporated by reference to Exhibit 3.10 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 3.11
Certificate of Merger of Domestic Corporation and Foreign Limited Liability Company (Cono Italiano (Delaware)), incorporated by reference to Exhibit 3.11 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 3.12
Certificate of Amendment of Certificate of Incorporation (Cono Italiano (Delaware)), incorporated by reference to Exhibit 3.12 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 3.13
Certificate of Amendment of Certificate of Incorporation (Cono Italiano (Delaware)), incorporated by reference to Exhibit 3.13 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 3.14
Certificate of Correction (Cono Italiano (Delaware)), incorporated by reference to Exhibit 3.14 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 3.15	Bylaws, as amended, incorporated by reference to Exhibit 3.15 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 14, 2010.

Exhibit 5.1	Opinion of counsel to the Company, to be filed by amendment.

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

Exhibit 10.28
Exchange Agreement by and between the Company and Buck Master Overseas, dated as of August 12, 2008, incorporated by reference to Exhibit 10.28 to the Company’s Report on Form 10-Q, filed with the Securities and Exchange Commission on December 15, 2008.

Exhibit 10.29
Working Interest Purchase and Sale Agreement, by and between the Company and Wellington Capital Management Inc., dated as of January 29, 2009, incorporated by reference to Exhibit 10.29 to the Company’s Report on Form 10-K, filed with the Securities and Exchange Commission on May 18, 2009.

Exhibit 10.30
Assignment and Assumption Agreement, by and between the Company and DT Crystal Holdings Limited, dated as of January 31, 2009, incorporated by reference to Exhibit 10.30 to the Company’s Report on Form 10-K, filed with the Securities and Exchange Commission on May 18, 2009.

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

Exhibit 10.37
Management Services Agreement, by and between the Company and Lara Mac Inc., dated as of June 22, 2009, incorporated by reference to Exhibit 10.37 to the Company’s Report on Form 10-Q, filed with the Securities and Exchange Commission on September 14, 2009.

Exhibit 10.38
Agreement, by and between Kono Italia S.r.l & Spuntibreak S.r.l. DBA Pizza Hands and Cono Italiano LLC, dated as of March 2, 2006, incorporated by reference to Exhibit 10.38 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 10.39
Distribution Agreement, by and between Cono Italiano, Inc. and Pino Gelato, Inc., dated as of July 9, 2008, incorporated by reference to Exhibit 10.39 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 10.40
Amendment to Distribution Agreement, by and between Cono Italiano, Inc. and Pino Gelato, Inc., dated as of July 9, 2008, incorporated by reference to Exhibit 10.40 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 10.41
Employment Agreement, by and between Cono Italiano (Delaware) and Mitchell Brown, dated as of August 1, 2008, incorporated by reference to Exhibit 10.41 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 10.42
Employment Agreement, by and between Cono Italiano (Delaware) and Steve Savage, dated as of August 1, 2008, incorporated by reference to Exhibit 10.42 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 10.43
Employment Agreement, by and between Cono Italiano (Delaware) and Joseph Masselli, dated as of August 1, 2008, incorporated by reference to Exhibit 10.43 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 10.44
Annulment Agreement, by and between Cono Italiano (Delaware) and Mitchell Brown, dated as of August 11, 2009, incorporated by reference to Exhibit 10.44 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 10.45
Annulment Agreement, by and between Cono Italiano (Delaware) and Steve Savage, dated as of August 11, 2009, incorporated by reference to Exhibit 10.43 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 10.46
Annulment Agreement, by and between Cono Italiano (Delaware) and Joseph Masselli, dated as of August 11, 2009, incorporated by reference to Exhibit 10.44 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

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

Exhibit 10.52
Employment Agreement, by and between the Company and Mitchell Brown, dated as of December 30, 2009, incorporated by reference to Exhibit 10.52 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 14, 2010.

Exhibit 10.53
Employment Agreement, by and between the Company and Joseph Masselli, dated as of December 30, 2009, incorporated by reference to Exhibit 10.53 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 14, 2010.

Exhibit 10.54
Employment Agreement, by and between the Company and Alex Kaminski, dated as of December 30, 2009, incorporated by reference to Exhibit 10.54 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 14, 2010.

Exhibit 10.55
Employment Agreement, by and between the Company and Steve Savage, dated as of December 30, 2009, incorporated by reference to Exhibit 10.55 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 14, 2010.

Exhibit 10.56
Convertible Promissory Note issued by Cono Italiano (Delaware) on December 28, 2007, incorporated by reference to Exhibit 10.56 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 14, 2010.

Exhibit 10.57
Convertible Promissory Note re-issued by Cono Italiano (Delaware) on January 31, 2008, incorporated by reference to Exhibit 10.57 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 14, 2010.

Exhibit 10.58
Amendment to Convertible Promissory Note, dated as of October 22, 2009, incorporated by reference to Exhibit 10.58 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 14, 2010.

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

CONO ITALIANO, INC.

By:	/s/ Mitchell Brown
	Name:	Mitchell Brown
	Title:	Principal Executive Officer

By:	/s/ Alex J. Kaminski
	Name:	Alex J. Kaminski
	Title:	Principal Financial Officer and Principal Accounting Officer

Dated:   April 15, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mitchell Brown
Name:	Mitchell Brown
Title:	Director
Dated:	April 15, 2010

/s/ Joseph Masselli
Name:	Joseph Masselli
Title:	Director
Dated:	April 15, 2010

/s/ Alex J. Kaminski
Name:	Alex J. Kaminski
Title:	Director
Dated:	April 15, 2010

/s/ Steve Savage
Name:	Steve Savage
Title:	Director
Dated:	April 15, 2010

/s/ Scott Smith
Name:	Scott Smith
Title:	Director
Dated:	April 15, 2010

Exhibit Index

Exhibit No.	Description of Exhibits

Exhibit 3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on December 17, 2004.

Exhibit 3.2	Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on December 17, 2004.

Exhibit 3.3
Certificate of Amendment to the Articles of Incorporation, dated as of November 11, 2006, incorporated by reference to Exhibit 3.3 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 30, 2006.

Exhibit 3.4	Amendment to the Company’s Bylaws, incorporated by reference to Exhibit 3.4 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 17, 2007.

Exhibit 3.5
Certificate of Amendment to the Articles of Incorporation, dated as of February 11, 2008, incorporated by reference to Exhibit 3.5 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 3.6
Certificate of Amendment to the Articles of Incorporation, dated as of July 31, 2009, incorporated by reference to Exhibit 3.6 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 3.7	Amendment to the Company’s Bylaws, incorporated by reference to Exhibit 3.7 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 3.8
Certificate of Incorporation of Cono Italiano (Delaware) (formerly known as Janex International, Inc.), incorporated by reference to Exhibit 3.8 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 3.9
Certificate of Amendment of Certificate of Incorporation (Cono Italiano (Delaware)), incorporated by reference to Exhibit 3.9 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 3.10
Certificate of Merger of Foreign Corporation into a Domestic Corporation (Cono Italiano (Delaware)), incorporated by reference to Exhibit 3.10 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 3.11
Certificate of Merger of Domestic Corporation and Foreign Limited Liability Company (Cono Italiano (Delaware)), incorporated by reference to Exhibit 3.11 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 3.12
Certificate of Amendment of Certificate of Incorporation (Cono Italiano (Delaware)), incorporated by reference to Exhibit 3.12 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 3.13
Certificate of Amendment of Certificate of Incorporation (Cono Italiano (Delaware)), incorporated by reference to Exhibit 3.13 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 3.14
Certificate of Correction (Cono Italiano (Delaware)), incorporated by reference to Exhibit 3.14 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 3.15	Bylaws, as amended, incorporated by reference to Exhibit 3.15 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 14, 2010.

Exhibit 5.1	Opinion of counsel to the Company, to be filed by amendment.

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

Exhibit 10.28
Exchange Agreement by and between the Company and Buck Master Overseas, dated as of August 12, 2008, incorporated by reference to Exhibit 10.28 to the Company’s Report on Form 10-Q, filed with the Securities and Exchange Commission on December 15, 2008.

Exhibit 10.29
Working Interest Purchase and Sale Agreement, by and between the Company and Wellington Capital Management Inc., dated as of January 29, 2009, incorporated by reference to Exhibit 10.29 to the Company’s Report on Form 10-K, filed with the Securities and Exchange Commission on May 18, 2009.

Exhibit 10.30
Assignment and Assumption Agreement, by and between the Company and DT Crystal Holdings Limited, dated as of January 31, 2009, incorporated by reference to Exhibit 10.30 to the Company’s Report on Form 10-K, filed with the Securities and Exchange Commission on May 18, 2009.

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

Exhibit 10.37
Management Services Agreement, by and between the Company and Lara Mac Inc., dated as of June 22, 2009, incorporated by reference to Exhibit 10.37 to the Company’s Report on Form 10-Q, filed with the Securities and Exchange Commission on September 14, 2009.

Exhibit 10.38
Agreement, by and between Kono Italia S.r.l & Spuntibreak S.r.l. DBA Pizza Hands and Cono Italiano LLC, dated as of March 2, 2006, incorporated by reference to Exhibit 10.38 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 10.39
Distribution Agreement, by and between Cono Italiano, Inc. and Pino Gelato, Inc., dated as of July 9, 2008, incorporated by reference to Exhibit 10.39 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 10.40
Amendment to Distribution Agreement, by and between Cono Italiano, Inc. and Pino Gelato, Inc., dated as of July 9, 2008, incorporated by reference to Exhibit 10.40 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 10.41
Employment Agreement, by and between Cono Italiano (Delaware) and Mitchell Brown, dated as of August 1, 2008, incorporated by reference to Exhibit 10.41 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 10.42
Employment Agreement, by and between Cono Italiano (Delaware) and Steve Savage, dated as of August 1, 2008, incorporated by reference to Exhibit 10.42 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 10.43
Employment Agreement, by and between Cono Italiano (Delaware) and Joseph Masselli, dated as of August 1, 2008, incorporated by reference to Exhibit 10.43 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 10.44
Annulment Agreement, by and between Cono Italiano (Delaware) and Mitchell Brown, dated as of August 11, 2009, incorporated by reference to Exhibit 10.44 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 10.45
Annulment Agreement, by and between Cono Italiano (Delaware) and Steve Savage, dated as of August 11, 2009, incorporated by reference to Exhibit 10.43 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 10.46
Annulment Agreement, by and between Cono Italiano (Delaware) and Joseph Masselli, dated as of August 11, 2009, incorporated by reference to Exhibit 10.44 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

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

Exhibit 10.52
Employment Agreement, by and between the Company and Mitchell Brown, dated as of December 30, 2009, incorporated by reference to Exhibit 10.52 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 14, 2010.

Exhibit 10.53
Employment Agreement, by and between the Company and Joseph Masselli, dated as of December 30, 2009, incorporated by reference to Exhibit 10.53 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 14, 2010.

Exhibit 10.54
Employment Agreement, by and between the Company and Alex Kaminski, dated as of December 30, 2009, incorporated by reference to Exhibit 10.54 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 14, 2010.

Exhibit 10.55
Employment Agreement, by and between the Company and Steve Savage, dated as of December 30, 2009, incorporated by reference to Exhibit 10.55 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 14, 2010.

Exhibit 10.56
Convertible Promissory Note issued by Cono Italiano (Delaware) on December 28, 2007, incorporated by reference to Exhibit 10.56 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 14, 2010.

Exhibit 10.57
Convertible Promissory Note re-issued by Cono Italiano (Delaware) on January 31, 2008, incorporated by reference to Exhibit 10.57 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 14, 2010.

Exhibit 10.58
Amendment to Convertible Promissory Note, dated as of October 22, 2009, incorporated by reference to Exhibit 10.58 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 14, 2010.

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