Form 10-Q
period 2010-03-31
Cono Italiano, Inc.
filed 2010-05-13
CIK 1307701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The Issuer had 81,880,988 shares of Common Stock, par value $.001, outstanding as of May 10, 2010.

TABLE OF CONTENTS

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
MARCH 31, 2010

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY INC.)
(A NEVADA CORPORATION)
Keyport, New Jersey

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY INC.)
(A NEVADA CORPORATION)
Keyport, New Jersey

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2010	2009

ASSETS
Cash and Cash Equivalents	$1,280	$10,658
Due from Related Party	133,938	133,938
Prepaid Expenses	20,048	20,048

Total Current Assets	155,266	164,644

Property and Equipment - Net of Accumulated Depreciation	18,354	20,393

Other Assets
Licensing Rights - Net of Accumulated Amortization	135,379	137,004

Total Assets	$308,999	$322,041

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Accounts Payable	$197,672	$199,427
Accrued Expenses	44,667	39,400
Accrued Legal Expense	77,520	63,360
Accrued Interest	37,829	36,182
Deferred Revenue	10,109	10,109
Notes Payable	51,237	231,987
Due to Officer	636,866	624,366

Total Current Liabilities	1,055,900	1,204,831

Other Liabilities
Deferred Revenue	73,289	75,816

Total Liabilities	1,129,189	1,280,647

Stockholders' Deficit

Common Stock - $.001 Par; 100,000,000 Shares Authorized, 81,880,988 and 79,880,988 Shares Issued and Outstanding	81,881	79,881
Additional Paid-In-Capital	561,470	378,923
Deficit	(1,463,541)	(1,417,410)

Total Stockholders' Deficit	(820,190)	(958,606)

Total Liabilities and Stockholders' Deficit	$308,999	$322,041

The accompanying notes are an integral part of these financial statements.

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY INC.)
(A NEVADA CORPORATION)
Long Branch, New Jersey

CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Common Stock		Additional			Total
	$ .001 Par		Paid-In		Treasury Stock	Stockholders'
	Shares	Amount	Capital	Deficit	at Cost	Deficit

Balance - January 1, 2009 (1)	53,250,000	53,250	335,494	(980,085)	—	(591,341)

Common Stock Issued in Exchange for Services	7,616,428	7,616	178,777	—	—	186,393

Common Stock Issued for Cash	262,000	262	64,608	—	—	64,870

Common Stock Issued for Related Party Expense	500,000	500	69,500	—	—	70,000

Acquisition of Shell (1)	242,560	243	(272,946)	—	—	(272,703)

Common Stock Issued to Relieve Accounts Payable	10,000	10	3,490	—	—	3,500

Common Stock Issued for Note Payable Conversion	18,000,000	18,000	—	—	—	18,000

Net Loss	—	—	—	(437,325)	—	(437,325)

Balance - December 31, 2009	79,880,988	$79,881	$378,923	$(1,417,410)	$—	$(958,606)

Common Stock Issued for Note Payable Conversion	2,000,000	2,000	182,547	—	—	184,547

Net Loss for the Period	—	—	—	(46,131)	—	(46,131)

Balance - March 31, 2010	81,880,988	$81,881	$561,470	$(1,463,541)	$—	$(820,190)

(1)
The stockholders equity of Cono Italiano, Inc. has been recapitalized to give effect to the shares received by the existing shareholders of Cono Italiano, Inc. form the shareexchange agreement with Tiger Renewable Energy Inc.

The accompanying notes are an integral part of these financial statements.

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY INC.)
(A NEVADA CORPORATION)
Keyport, New Jersey

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

For the Three Months Ended March 31,	2010	2009

Sales	$2,527	$—

Cost of Sales	—	—

Gross Profit	2,527	—

Expenses
Selling and Direct	—	1,422
General and Administrative	43,215	34,643
Interest Expense	5,443	2,754

Total Expenses	48,658	38,819

Net Loss for the Period	$(46,131)	$(38,819)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	81,636,544	54,045,893

The accompanying notes are an integral part of these financial statements.

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY INC.)
(A NEVADA CORPORATION)
Keyport, New Jersey

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

For the Three Months Ended March 31,	2010	2009

Cash Flows from Operating Activities

Net Loss for the Period	$(46,131)	$(38,819)

Adjustments to Reconcile Net Loss to
Net Cash Flows from Operating Activities:
Amortization	1,625	1,625
Depreciation	2,039	3,616
Common Stock Issued in Exchange for Services	—	3,269
Changes in Assets and Liabilities:
Accounts Payable	(1,755)	—
Accrued Expenses	5,267	—
Accrued Legal Expense	14,160	—
Accrued Interest	5,443	2,754
Deferred Revenue	(2,526)	25,000

Net Cash Flows from Operating Activities	(21,878)	(2,555)

Net Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Cash Proceeds from Sale of Stock	—	25,000
Due to Officer	12,500	3,777

Net Cash Flows from Financing Activities	12,500	28,777

Net Change in Cash and Cash Equivalents	(9,378)	26,222

Cash and Cash Equivalents - Beginning of Period	10,658	724

Cash and Cash Equivalents - End of Period	$1,280	$26,946

Supplemental Non-Cash Investing and Financing Activities:
Common Stock Issued for Note Payable Conversion	$184,547	$—
Common Stock Issued for Related Party Payable	$—	$70,000

Cash Paid During the Period for:
Interest	$—	$—
Income Taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY INC.)
(A NEVADA CORPORATION)
Keyport, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A -	The Company
Merger and Recapitalization

The Company was incorporated in the State of Nevada on September 9, 2004, as Arch Management Services Inc.  A change of control of the Company occurred on June 5, 2006 and the Company changed its name form “Arch Management Services Inc.” to “Tiger Ethanol International Inc.” on November 24, 2006.  On February 11, 2008 the Company changed its name to “Tiger Renewable Energy Ltd.”  Another change of control of the Company occurred on June 4, 2009.  On August 10, 2009 the Company changed its name to “Cono Italiano, Inc.” and its symbol changed to CNOZ.

The Company was previously party to a joint venture named Xinjiang Yajia Distillate Company Limited (the “Venture”) to produce ethanol in the People’s Republic of China.  The Company’s board of directors determined that it was in the Company’s best interest to initiate a withdrawal from the ethanol business as of January 31, 2009 and assess alternative businesses.

On June 4, 2009 an Affiliate Stock Purchase Agreement (the “Stock Purchase Agreement”) was entered into by and between Gallant Energy International Inc. (“Gallant”), the owner of 5,000,000 shares of the Company’s common stock (prior to the Company’s one for sixty reverse stock split) and Lara Mac Inc. (“Lara Mac”), an entity controlled by Mitchell Brown (now the Chief Executive Officer of the Company and a member of the Company’s Board of Directors).  Pursuant to the Stock Purchase Agreement, Gallant sold all of its 5,000,000 shares of the Company’s common stock to Lara Mac.  The Gallant transaction with Lara Mac resulted in a change in control of the largest voting block of the Company effective as of June 4, 2009.

On August 10, 2009, the Company conducted a one for sixty reverse stock split.  As of that date, all of the existing outstanding common stock of the Company have been consolidated such that existing stockholders will hold one share of post-split common stock for every sixty shares owned prior to the reverse split.  All fractional shares resulting from the reverse stock split have been rounded up to the next whole share.

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

On January 14, 2008, Cono, LLC was sold to Cono, Inc. (Delaware) for the total consideration of $426,000.  In exchange for the 100% interest in Cono, LLC, the sole member of the LLC received 6,000,000 shares of Cono, Inc. (Delaware) valued at $114,000 and was issued a promissory note for $312,000.  Mitchell Brown is also a principal stockholder in Cono, Inc. (Delaware).

The transaction was accounted for as a recapitalization of Cono, Inc. and Cono, LLC; as both companies were under common control.  As such, the assets and liabilities of Cono, LLC were carried over to Cono, Inc. (Delaware) at the historical carrying values.

At the time of the sale of Cono, LLC to Cono, Inc. (Delaware), Cono LLC had a tangible net book value of $114,700. Since the assets and liabilities of Cono, LLC were recorded at their historical carrying amounts after the merger and recapitalization, the excess of the consideration paid of $426,000 over the carrying value of $114,700 had been recorded as a distribution to the stockholder.

On November 12, 2009 Cono Inc. (Delaware) entered into a share exchange agreement whereby Cono Inc. (Delaware) would exchange all of its common stock for the stock of Tiger Renewable Energy, Inc. (TRE) (a shell company) on a share for share basis. Prior to entering into the share exchange agreement, the principal stockholder of Cono Inc. (Delaware) became a stockholder of TRE, either through direct ownership or through an entity in which he controlled, effectively gaining control of TRE, and on August 10, 2009, TRE changed its name to Cono Italiano, Inc., a Nevada corporation.   As an inducement for Cono (Delaware) to enter the share exchange agreement, TRE’s largest shareholder has agreed to the cancellation of 242,557 shares of Cono (Nevada) stock.

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
Basis of Presentation

The condensed consolidated financial statements of Cono Italiano, Inc. (the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company’s registration statement on Form 10-K, and other reports filed with the SEC.

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

- continued -

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY, INC.)
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

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY, INC.)
(A NEVADA CORPORATION)
Keyport, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note C -	Recently Issued Accounting Standards

In June 2009, the FASB issued revised authoritative guidance related to variable interest entities, which requires entities to perform a qualitative analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity.  The guidance also requires an ongoing reassessment of variable interests and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary.  This guidance, which was reissued by the FASB in December 2009 as ASU  No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” amends ASC Topic 810, “Consolidation”, and will be effective as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009 (January 1, 2010 for the Company).  The adoption of this guidance did not have a significant impact on the consolidated financial statements.

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

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY, INC.)
(A NEVADA CORPORATION)
Keyport, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note D -	Related Party Transactions
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

The advances are non-interest bearing and is due upon demand. Due from related party consists of the following:

	March 31,	December 31,
	2010	2009

Edesia Emprise, LLC	$133,938	$133,938

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

Certain disbursements of the Company have been paid by an officer of the Company.  The balance at March 31, 2010 and December 31, 2009 was $636,866 and $624,366, respectively.  There are no established repayment terms.  For the periods ended March 31, 2010 and December 31, 2009, the Company has imputed interest at the applicable federal rate of  2.66% and 2.64%, respectively. Accrued interest was $37,829 and $33,939, at March 31, 2010 and December 31, 2009, respectively.

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY, INC.)
(A NEVADA CORPORATION)
Keyport, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note E -	Notes Payable

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

On December 16, 2009, Azure renegotiated the original convertible promissory note, waived all past due interest on the note through November 1, 2009, and assigned $18,000 of the note to various holders.  Prior to December 31, 2009, those holders converted their notes payable of $18,000 to 18,000,000 shares common stock.  At December 31, 2009 note payable to Azure was $182,000.  On January 11, 2010, Azure converted their note payable of $182,000 and accrued interest of $2,547 to 2,000,000 shares common stock.

The Company also has a note payable to DT Crystal Limited accruing interest at 10% annually which is due upon demand.  The note is convertible at the option of the holder into restricted stock of Cono (Nevada).  At March 31, 2010 and December 31, 2009 and 2008 note payable to DT Crystal was $51,237 and $49,987, respectively.  Interest expense for the three months ended March 31, 2010 and 2009 was $1,250 and $-0-, respectively.

Note F -	Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $1,463,541 at March 31, 2010.

The Company’s continued existence is dependent upon its ability to raise capital.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY INC.)
(A NEVADA CORPORATION)
Keyport, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note G –	Employment Contracts

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

It has also been agreed by the Company, Mr. Smith, a director, and Mr. Kaminski that pursuant to separate stock option agreements, Mr. Smith will be granted options to purchase 2,000,000 shares of the Company’s common stock at $.01 per share and Mr. Kaminski will be granted options to purchase 1,500,000 shares of the Company’s common stock at $.01 per share.  These options will vest in one year and will expire in three years. These options have not yet been formally granted by the Board.

Note H –	Stock Based Compensation Expense

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

- continued -

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY, INC.)
(A NEVADA CORPORATION)
Keyport, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note H –	Stock Based Compensation Expense – continued
Options outstanding at the date of acquisition were 336. All outstanding options were fully vested and expensed prior to the acquisition.

		Three Months Ended
		March 31, 2010
	Number of	Weighted - Average
Options	Options	Exercise Price
Balance at Acquisition	336	$120
Granted	––	––
Exercised	––	––
Cancelled	––	––
Balance at March 31, 2010	336	$120

Options Exercisable at March 31, 2010	336	$120

The aggregate intrinsic value of the options outstanding and the options exercisable on March 31, 2010 is $-0-.

The following table summarizes information about options outstanding and exercisable at March 31, 2010:

Weighted
	Options	Average	Options
	Outstanding	Contractual Life	Exercisable
Exercise Price	Number	(In Years)	Number

$120	336	1.58	336

As of March 31, 2010, there was no unrecognized compensation cost related to non-vested stock options.

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY, INC.)
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

Note J -	Licensing Revenue

On July 9, 2008, (subsequently amended in October, 2009) the Company entered into a Supplier/Distribution agreement with Pino Gelato, Inc., an unrelated entity. The agreement grants the exclusive distribution rights to Pino Gelato, Inc. for the pizza cono food products in certain specified geographical territories. The term of the agreement is for ten (10) years with an automatic renewal for another ten (10) years.  In addition, Pino Gelato, Inc. has the exclusive rights to enter into franchise agreements with third parties to market and sell the pizza cono food products.

In exchange for the rights granted to Pino Gelato under the agreement, the Company received total cash consideration of $100,000.

As an inducement for Pino Gelato, Inc to buy the distribution and franchise rights, the Company agreed to issue 375,000 shares of common stock to Pino upon receipt of the first and final installment of the agreement.  Common stock amounting to 250,000 shares were issued prior to the execution of the amendment in October, 2009 with the remaining 125,000 shares to be issued upon receipt of the final $25,000 cash payment from Pino. As of March 31, 2010, the final payment has been received from Pino. The related 125,000 shares remain unissued and will be issued upon request. The fair market value of the common stock issued in connection with the installment payments made has been recorded as an offset to the payments received under the agreement.  The payments received have been recorded as deferred licensing revenue in the accompanying consolidated financial statements.  The licensing revenue is being amortized to revenue over the initial license term of ten (10) years.

The Company is also entitled to ten (10) percent of all franchise revenue generated by Pino Gelato.

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY, INC.)
(A NEVADA CORPORATION)
Keyport, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note K -	Other Matters

On November 6, 2009, Cono Italiano (Delaware) entered into a Commitment Letter, pursuant to which, one of the Company’s shareholders, Lara Mac has agreed to provide financing to Cono Italiano, Inc., with such funds as the Company’s Board of Directors shall deem to be sufficient to maintain the Company’s ordinary course of business operations (the “Commitment Amount”).  We may draw on the Commitment Amount in monthly tranches in accordance with our operating requirements as set forth in our business plan. The available Commitment Amount will be reduced by the aggregate cash proceeds received by the Company which are derived from the issuance of any equity securities and Company gross revenues. Draws on the Commitment Amount will be made on terms of unsecured notes, with interest set on each note as of the date of the draw at prime rate plus two percent per annum. The notes will mature and become repayable thirty calendar days after demand at any time following the earlier of (a) December 31, 2010 or (b) the date upon which we are in receipt of revenues or proceeds from the sales of equity securities. We will give Lara Mac customary representations and warranties regarding the good standing of our Company and status of progress in respect of our Company business plan prior to each draw on the Commitment Amount, and we will provide certifications and covenants regarding use of proceeds of each draw, which will be in customary forms reasonably requested by Lara Mac as determined by reference to similar lenders making similar loans to similar companies. Lara Mac will not be required to make any loans under the Commitment Amount to us if we are unable to make the representations, warranties, certifications or covenants, or if we are in breach of any previously given representations, warranties, certifications or covenants. If we breach any of the notes, the default rate will be 15% per annum and Lara Mac may seek recourse against our company for repayment of all of the notes. As of March 31, 2010, no funds have been borrowed.

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

We identified Cono Italiano (Delaware) as a business venture that would be suitable for future operation. On November 12, 2009, we entered into agreement with the shareholders of Cono Italiano (Delaware) pursuant to which we acquired all of the issued and outstanding shares of the Cono Italiano (Delaware) and we now operate Cono Italiano (Delaware) as a wholly-owned subsidiary of our Company.

Cono Italiano (Delaware)

In February 2006 Cono Italiano LLC, a New Jersey limited liability company, entered into an agreement with Kono Italia S.R. L., an Italian company doing business as “Pizza Hands.” Kono Italia S.R.L owns the designs, recipes and technology for the “Pizza Cono,” a food product for quick service restaurants consisting of a cone shaped pizza dough. Cono Italiano (Delaware) (as the successor to Cono Italiano, LLC) holds a distribution agreement for North America from Kono Pizza in Italy. This distribution agreement grants the licensee an exclusive license to exploit this product in the United States, Canada and Mexico for a twenty-five (25) year term. The product is patented in the United States and Europe as is the cone production machine which is proprietary. In 2007 Cono Italiano, LLC initially introduced the product into the North American market by building an alliance with Center Plate, a food service provider to stadiums and arenas throughout North America. At the present time, Cono Italiano (Delaware) has no contractual agreements with Center Plate.

Cono Italiano (Delaware) was formed through the merger of Cono Italiano LLC, a New Jersey limited liability company, and Janex International, Inc., a Delaware corporation, in January, 2008. Cono Italiano (Delaware) was formed as Janex International, Inc. on July 6, 2007 in the State of Delaware.  On January 8, 2008 Janex International Inc. changed its name to Cono Italiano, Inc. Cono Italiano, LLC (Cono, LLC) was formed on June 27, 2007 as a limited liability company in the State of New Jersey.  Cono, LLC had no operations and its primary assets were the license rights to manufacture, market, and distribute “pizza cono”, a unique pizza style food product. In March 2007, the license rights held by the individual founders of Cono, LLC were sold to The Total Luxury Group (“TLG”), an unrelated entity. Subsequently, on January 8, 2008 the license rights were transferred to Mitchell Brown, our Company’s Chief Executive Officer, for the total consideration of $312,000. The transfer of Cono, LLC (which includes the license rights) was effected in settlement of an obligation due to Mitchell Brown by TLG. On January 14, 2008, Cono, LLC was sold to Cono Italiano (Delaware) for the total consideration of $426,000. In exchange for the 100% interest in Cono, LLC, the sole member of the LLC received 6,000,000 shares of Cono Italiano (Delaware) valued at $114,700 and was issued a promissory note for $312,000. Mitchell Brown is also a principal stockholder in the Company.

Cono Italiano (Delaware) is licensed to distribute a food product called the “Pizza Cono.” The Pizza Cone is designed to be a drip free, spill free cone-shaped pizza made of a proprietary dough and filled with freshly selected ingredients. The Company intends that the Pizza Cone will be distributed through the fast food market (the fast food market is generally defined as restaurants selling food and drinks for immediate consumption either on the premises in designated eating areas, or for consumption elsewhere). The Pizza Cone is expected to be distributed to quick-service restaurants, takeaways, mobile and street vendors, and leisure locations. These establishments include typical fast food chains, supermarkets, convenience stores, entertainment facilities and sports arenas.

On July 9, 2008, Cono Italiano (Delaware) entered into a distribution and licensing agreement (the “Distribution Agreement”) with Pino Gelato, Inc., a South Carolina corporation presently involved in retail sales of Italian gelato and sales of franchises for the sale of gelato. Under the terms of the Distribution Agreement, we have granted to Pino Gelato, Inc. the rights in the United States, Canada and Mexico to sell and distribute our products through retail channels. The initial term of the Distribution Agreement is for ten (10) years and shall be automatically renewed for additional ten (10) year terms if neither party is in material breach of the Distribution Agreement at the expiration date of each ten (10) year term. The Distribution Agreement includes the right to market Pizza Cones and establish Pizza Cone and Pino Gelato Cafes. Cono Italiano (Delaware) has received $100,000 in cash in consideration for such Distribution Agreement. There have been five retail channels established to date for a licensing fee of $25,000. Product has been sold to various distributors throughout the country for distribution. As an inducement to buy the distribution and franchise rights by Pino Gelato, Inc. the Company agreed to issue 375,000 shares of common stock to Pino Gelato. Common stock amounting to 250,000 shares were issued to Pino Gelato, with the remaining 125,000 shares to be issued .

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

In July of 2008, the Company’s Chief Executive Officer, Mitchell Brown and Ramona Fantini of Pino Gelato formed a manufacturing entity, Edesia Emprise, LLC, to produce and manufacturer the "Cones" in Indianapolis Indiana. Mitchell Brown transferred his ownership interests in Edesia Emprise, LLC to his father, Gene Brown, later that month, before it commenced any operations. Taylor's Bakery was contracted as a third party manufacturer for this project in January of 2009, and in March of 2009, Dough Bros., Inc., an entity established by Taylor’s Bakery, entered into an agreement with Edesia Emprise, LLC and Cono Italiano (Delaware).

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

Revenues

In the three month period ended March 31, 2010, Cono Italiano (Delaware) had total sales of $2,527, compared to total sales of $0 in the three month period ended March 31, 2009.

Financial Condition, Liquidity and Capital Resources

Through March 31, 2010, Cono Italiano (Delaware) has accrued total liabilities of $1,129,189 in the course of developing its operations. The Company’s expenditures are expected to increase as the Company expands its operations, expends additional funds on marketing, administration and new staff, and commences the payment of salaries to existing officers and directors (although the Company’s officers and directors have agreed that they will not receive any salary through December 31, 2010). Total liabilities increased from $1,280,647 at December 31, 2009 to $1,129,189 at March 31, 2010.

The total assets of Cono Italiano (Delaware) decreased from $322,041 on December 31, 2009 to $308,999 on March 31, 2010. The Company’s largest asset as of March 31, 2010 was the value of its licensing rights, net of accumulated amortization, which was $135,379 as of March 31, 2010, a decline from $137,004 at December 31, 2009.

As of March 31, 2010, Cono Italiano (Delaware) had $1,280 in cash and cash equivalents on hand, as compared to $10,658 on hand as of December 31, 2009. The main source of the Company’s cash has been loans from an officer; our Chief Executive Officer, Mitchell Brown, was owed $133,938 as of March 31, 2010, which total loan amount had remained the same from the amount at December 31, 2009, after increases throughout 2009.

Total expenses for the three month period ended March 31, 2010 were $48,658. This included, in part, general and administrative expenses of $43,215 and interest expense of $5,443. This was an increase from the three month period ended March 30, 2009, in which total expenses were $38,819, consisting of selling expenses of $1,422, general and administrative expenses of $34,643 and interest expenses of $2,754.

The Company’s management believes that Cono Italiano will need additional capital to conduct business, grow and expand the Company. The terms and condition of any which we may receive financing could have a material adverse affect on our business, results of operations, liquidity and financial condition.

On November 9, 2009, Cono Italiano (Delaware) entered into a Commitment Letter, pursuant to which, one of our shareholders, Lara Mac has agreed to provide financing to Cono Italiano, Inc., with such funds as the Company’s Board of Directors shall deem to be sufficient to maintain the Company’s ordinary course of business operations (the “Commitment Amount”). Lara Mac is wholly owned by Mitch Brown, our Chief Executive Officer. We may draw on the Commitment Amount in monthly tranches in accordance with our operating requirements as set forth in our business plan. The available Commitment Amount will be reduced by the aggregate cash proceeds received by the Company which are derived from the issuance of any equity securities and Company gross revenues. Draws on the Commitment Amount will be made on terms of unsecured notes, with interest set on each note as of the date of the draw at prime rate plus two percent per annum. The notes will mature and become repayable thirty calendar days after demand at any time following the earlier of (a) December 31, 2010 or (b) the date upon which we are in receipt of revenues or proceeds from the sales of equity securities. We will give Lara Mac customary representations and warranties regarding the good standing of our Company and status of progress in respect of our Company business plan prior to each draw on the Commitment Amount, and we will provide certifications and covenants regarding use of proceeds of each draw, which will be in customary forms reasonably requested by Lara Mac as determined by reference to similar lenders making similar loans to similar companies. Lara Mac will not be required to make any loans under the Commitment Amount to us if we are unable to make the representations, warranties, certifications or covenants, or if we are in breach of any previously given representations, warranties, certifications or covenants. If we breach any of the notes, the default rate will be 15% per annum and Lara Mac may seek recourse against our company for repayment of all of the notes. As of the end of the period covered by this Report, there had been no borrowings under the Commitment Letter.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4: Controls and Procedures

As of the end of the period covered by this Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934 (the “Exchange Act”). Based on their evaluation of our disclosure controls and procedures as of March 31, 2010, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and this information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosures.

Management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties and concluded that such controls were not effective as of March 31, 2010.

Changes in Internal Control Over Financial Reporting

The Company is in the process of improving its internal control over financial reporting in an effort to remediate this material weakness by improving period-end closing procedures and requiring all period-end recurring and non-recurring adjustments be reviewed by the Chief Financial Officer.

As of March 31, 2010, there has been no change in the Company’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

The Company is not, and has not been during the period covered by this Quarterly Report, a party to any legal proceedings.

Item 1A: Risk Factors

Not Applicable.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

On December 16, 2009, nine (9) individuals and entities were issued a total of 18,000,000 restricted shares of the Company’s common stock upon the conversion of a convertible promissory note issued by Cono Italiano (Delaware) on December 28, 2007 in the principal amount of $200,000, plus interest accrued, as subsequently re-issued on January 31, 2008, and as amended effective as of September 1, 2009 (collectively, the “Promissory Note”). These 18,000,000 restricted shares were issued under exemption from registration in reliance on Section 4(2) of the Securities Act.

On January 13, 2010, an additional entity was issued 2,000,000 restricted shares of the Company’s common stock to complete the conversion of the Promissory Note. These 2,000,000 shares were issued under exemption from registration as a private sale under Section 4(2) of the Securities Act.

Item 3: Defaults Upon Senior Securities

Not Applicable.

Item 4: Reserved

Not Applicable.

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

Dated: May 13, 2010
	By:	/s/ Mitchell Brown
		Name:	Mitchell Brown
		Title:	Principal Executive Officer

Dated: May 13, 2010
	By:	/s/ Alex J. Kaminski
		Name:	Alex J. Kaminski
		Title:	Principal Financial Officer and Chief Accounting Officer