Form 10-K/A
period 2009-12-31
Cono Italiano, Inc.
filed 2010-06-11
CIK 1307701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
Amendment No. 1

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

Explanatory Note: This Amendment Number 1 to the Annual Report on Form 10-K for the period ended December 31, 2009 (this “Amendment”) for Cono Italiano, Inc. (the “Company”) has been filed in response to comments received by the Company from the U.S. Securities and Exchange Commission. All disclosures herein refer to the fiscal period ended December 31, 2009 except as otherwise indicated.

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

Cono Italiano (Delaware)

In March 2006 Cono Italiano LLC, a New Jersey limited liability company, entered into an agreement with Kono Italia S.R. L., an Italian company doing business as “Pizza Hands.” Kono Italia S.R.L owns the designs, recipes and technology for the “Pizza Cono,” a food product for quick service restaurants consisting of a cone shaped pizza dough. Cono Italiano (Delaware), as the successor to Cono Italiano, LLC, holds a distribution agreement for North America from Kono Pizza in Italy. This distribution agreement grants the licensee an exclusive license to exploit this product in the United States, Canada and Mexico for a twenty-five (25) year term. The product is patented in the United States and Europe as is the cone production machine which is proprietary. In 2007 Cono Italiano, LLC introduced the product into the North American market by building an alliance with Center Plate, a food service provider to stadiums and arenas throughout North America (at the present time, the Company has no contractual agreements with Center Plate).

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

	2009
	High	Low
4 th Quarter ended December 31	$3.49	1.50
3 rd Quarter ended September 30	$6.60	0.06
2 nd Quarter ended June 30	$0.15	0.06
1 st Quarter ended March 31	$0.20	0.03
	2008
	High	Low
4 th Quarter ended December 31	$0.20	0.06
3 rd Quarter ended September 30	$0.56	0.09
2 nd Quarter ended June 30	$1.45	0.52
1 st Quarter ended March 31	$2.03	0.90

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

Cono Italiano (Delaware)

In March 2006 Cono Italiano LLC, a New Jersey limited liability company, entered into an agreement with Kono Italia S.R. L., an Italian company doing business as “Pizza Hands.” Kono Italia S.R.L owns the designs, recipes and technology for the “Pizza Cono,” a food product for quick service restaurants consisting of a cone shaped pizza dough. Cono Italiano (Delaware) (as the successor to Cono Italiano, LLC) holds a distribution agreement for North America from Kono Pizza in Italy. This distribution agreement grants the licensee an exclusive license to exploit this product in the United States, Canada and Mexico for a twenty-five (25) year term. The product is patented in the United States and Europe as is the cone production machine which is proprietary. In 2007 Cono Italiano, LLC introduced the product into the North American market by building an alliance with Center Plate, a food service provider to stadiums and arenas throughout North America. At the present time, Cono Italiano (Delaware) has no contractual agreements with Center Plate.

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

In connection with the acquisition of Cono Italiano (Delaware), the Company changed its fiscal year end from January 31 st to December 31 st ..

Revenues

From inception through December 31, 2009, the Company has had total sales of $23,885. In the twelve month period ended December 31, 2009, Cono Italiano (Delaware) had total sales of $12,600, compared to total sales of $11,285 in the twelve month period ended December 31, 2008.

From inception through December 31, 2009, the Company’s gross profits have been $14,762.

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

From inception through December 31, 2009, the Company’s total expenses were $1,432,172. Total expenses for the twelve month period ended December 31, 2009 were $446,470. This included, in part, selling expenses of $48,735, compensation expenses of $140,005, general and administrative expenses of $240,634 and interest expense of $20,296. This was a decrease from the twelve month period ended December 31, 2008, in which total expenses were $935,412, consisting of selling expenses of $121,631, compensation expense of $280,000, general and administrative expenses of $521,863 and interest expenses of $11,918.

The Company’s net loss from inception through December 31, 2009 was $1,417,410. The net loss for the twelve month period ended December 31, 2009 was $437,325. This was a decrease from the twelve month period ended December 31, 2008, in which the net loss was $929,795.

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
AT
DECEMBER 31, 2009

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY LTD.)
(A DEVELOPMENT STAGE COMPANY)
(A NEVADA CORPORATION)
Keyport, New Jersey

FINANCIAL REPORTS
AT
DECEMBER 31, 2009

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	F-3

Consolidated Balance Sheets at December 31, 2009 and 2008	F-4

Consolidated Statements of Changes in Stockholders’ Deficit for the Period from Date of Inception (March 2, 2006) Through December 31, 2009 (Restated)	F-5

Consolidated Statements of Operations for the Years Ended December 31, 2009 and 2008 and the Period from Inception (March 2, 2006) through December 31, 2009 (Restated)	F-6

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008 and the Period from Inception (March 2, 2006) through December 31, 2009 (Restated)	F-7

Notes to Consolidated Financial Statements	F-8 - F-19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Cono Italiano, Inc.

We have audited the accompanying consolidated balance sheets of Cono Italiano, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of statements of operations, change in stockholders' deficit, and cash flows for the years then ended and for the period since inception (March 2, 2006) through December 31, 2009. Cono Italiano, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cono Italiano, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in then ended and for the period since inception (March 2, 2006) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note N to the consolidated financial statements, the Company has concluded it is a development stage entity and therefore has restated its financials statements to include the required cumulative amounts from the date of inception.

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York
April 15, 2010, except for Note N,
as to which the date is May 25, 2010.

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY LTD.)
(A DEVELOPMENT STAGE COMPANY)
(A NEVADA CORPORATION)
Keyport, New Jersey

CONSOLIDATED BALANCE SHEETS

December 31,	2009	2008

ASSETS
Cash and Cash Equivalents	$10,658	$724
Due from Related Party	133,938	55,500
Prepaid Expenses	20,048	4,615

Total Current Assets	164,644	60,839

Property and Equipment - Net of Accumulated Depreciation	20,393	36,156

Other Assets
Licensing Rights - Net of Accumulated Amortization	137,004	143,502

Total Assets	$322,041	$240,497

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Accounts Payable	$199,427	$—
Accrued Expenses	39,400	—
Accrued Legal Expense	63,360	—
Accrued Interest	36,182	17,885
Deferred Revenue	10,109	4,750
Notes Payable	231,987	200,000
Due to Officer	624,366	568,828

Total Current Liabilities	1,204,831	791,463

Other Liabilities
Deferred Revenue	75,816	40,375

Total Liabilities	1,280,647	831,838

Stockholders' Deficit
Common Stock - $.001 Par; 100,000,000 Shares Authorized, 79,880,988 and 53,250,000 Shares Issued and Outstanding	79,881	53,250
Additional Paid-In-Capital	378,923	335,494
Deficit Accumulated During Development Stage	(1,417,410)	(980,085)

Total Stockholders' Deficit	(958,606)	(591,341)

Total Liabilities and Stockholders' Deficit	$322,041	$240,497

The accompanying notes are an integral part of these financial statements.

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY LTD.)
(A DEVELOPMENT STAGE COMPANY)
(A NEVADA CORPORATION)
Keyport, New Jersey

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE PERIOD FROM DATE OF INCEPTION (MARCH 2, 2006) THROUGH DECEMBER 31, 2009 (RESTATED)

				Deficit
	Common Stock		Additional	Accumulated		Total
	$ .001 Par		Paid-In	During	Treasury Stock	Stockholders'
	Shares	Amount	Capital	Development Stage	at Cost	Deficit

Balance - March 2, 2006	—	$—	$—	$—	$—	$—

Common Stock Issued for Contribution of License Rights and Equipment (1)	6,000,000	6,000	159,000	—	—	165,000

Net Loss	—	—	—	—	—	—

Balance - December 31, 2006 (1)	6,000,000	6,000	159,000	—	—	165,000

Net Loss	—	—	—	(50,290)	—	(50,290)

Balance - December 31, 2007	6,000,000	6,000	159,000	(50,290)	—	114,710

Additional Paid-In-Capital - Deemed Distribution	—	—	(312,000)	—	—	(312,000)

Common Stock Issued to Prior Owners	3,000,000	3,000	54,000	—	—	57,000

Common Stock Issued in Exchange for Services	44,250,000	44,250	434,494	—	—	478,744

Net Loss	—	—	—	(929,795)	—	(929,795)

Balance - December 31, 2008	53,250,000	53,250	335,494	(980,085)	—	(591,341)

Common Stock Issued in Exchange for Services	7,616,428	7,616	178,777	—	—	186,393

Common Stock Issued for Cash	262,000	262	64,608	—	—	64,870

Common Stock Issued for Related Party Expense	500,000	500	69,500	—	—	70,000

Acquisition of Shell (1)	242,560	243	(272,946)	—	—	(272,703)

Common Stock Issued to Relieve Accounts Payable	10,000	10	3,490	—	—	3,500

Common Stock Issued for Note Payable Conversion	18,000,000	18,000	—	—	—	18,000

Net Loss	—	—	—	(437,325)	—	(437,325)

Balance - December 31, 2009	79,880,988	$79,881	$378,923	$(1,417,410)	$—	$(958,606)

(1)
The stockholders equity of Cono Italiano, Inc. has been recapitalized to give effect to the shares received by the existing shareholders of Cono Italiano, Inc. from the share exchange agreement with Tiger Renewable Energy Ltd.

The accompanying notes are an integral part of these financial statements.

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY LTD.)
(A DEVELOPMENT STAGE COMPANY)
(A NEVADA CORPORATION)
Keyport, New Jersey

CONSOLIDATED STATEMENTS OF OPERATIONS

			(Restated)
			Period From
			Date of Inception
			(March 2, 2006)
			Through
For the Years Ended December 31,	2009	2008	December 31, 2009

Sales	$12,600	$11,285	$23,885

Cost of Sales	3,455	5,668	9,123

Gross Profit	9,145	5,617	14,762

Expenses
Selling and Direct	48,735	121,631	170,366
Compensation Expense	140,005	280,000	420,005
General and Administrative	240,634	521,863	806,820
Interest Expense	20,296	11,918	38,181
Gain on Sale of Assets	(3,200)	—	(3,200)

Total Expenses	446,470	935,412	1,432,172

Net Loss	$(437,325)	$(929,795)	$(1,417,410)

Loss per Share - Basic and Diluted	$(0.01)	$(0.02)	$(0.05)

Weighted Average Common Shares Outstanding	55,716,122	40,687,123	27,991,556

The accompanying notes are an integral part of these financial statements.

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY LTD.)
(A DEVELOPMENT STAGE COMPANY)
(A NEVADA CORPORATION)
Keyport, New Jersey

CONSOLIDATED STATEMENTS OF CASH FLOWS

			(Restated)
			Period From
			Date of Inception
			(March 2, 2006)
			Through
For the Years Ended December 31,	2009	2008	December 31, 2009

Cash Flows from Operating Activities

Net Loss	$(437,325)	$(929,795)	$(1,417,410)

Adjustments to Reconcile Net Loss to Net Cash Flows from Operating Activities:
Amortization	6,498	6,498	12,996
Depreciation	14,587	13,980	29,607
Common Stock Issued in Exchange for Services	170,960	478,744	649,704
Expense to Prior Owners	—	257,000	257,000
Gain on Sale of Assets	(3,200)	—	(3,200)
Changes in Assets and Liabilities:
Prepaid Expenses	—	(4,615)	(4,615)
Accounts Payable	(22,703)	—	(22,703)
Accrued Expenses	39,400	—	39,400
Accrued Legal Expense	63,360	—	63,360
Accrued Interest	20,296	11,918	38,182
Deferred Revenue	40,800	45,125	85,925

Net Cash Flows from Operating Activities	(107,327)	(121,145)	(271,754)

Net Cash Flows from Investing Activities
Proceeds from Sale of Asset	5,000	—	5,000
Acquisition of Cash in Reorganization	916	—	916
Purchase of Property and Equipment	(625)	(15,374)	(36,802)

Net Cash Flows from Investing Activities	5,291	(15,374)	(30,886)

Cash Flows from Financing Activities
Cash Proceeds from Sale of Stock	64,870	—	64,870
Cash Advance to Related Party	(8,438)	(55,500)	(63,938)
Due to Officer	55,538	92,226	312,366

Net Cash Flows from Financing Activities	111,970	36,726	313,298

Net Change in Cash and Cash Equivalents	9,934	(99,793)	10,658

Cash and Cash Equivalents - Beginning of Year	724	100,517	—

Cash and Cash Equivalents - End of Year	$10,658	$724	$10,658

Supplemental Non-Cash Investing and Financing Activities:
Acquisition of Accounts Payable in Reorganization	$210,132	$—	$210,132
Acquisition of Notes Payable in Reorganization	$47,988	$—	$47,988
Deemed Distribution	$—	$312,000	$312,000
Common Stock Issued for Prepaid Expenses	$15,433	$—	$15,433
Common Stock Issued to Relieve Accounts Payable	$3,500	$—	$3,500
Common Stock Issued for Note Payable Conversion	$18,000	$—	$18,000
Common Stock Issued for Related Party Payable	$70,000	$—	$70,000

Cash Paid During the Year for:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

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

On August 10, 2009, the Company conducted a one for sixty reverse stock split. As of that date, all of the existing outstanding common stock of the Company have been consolidated such tat existing stockholders will hold one share of post-split common stock for every sixty shares owned prior to the reverse split. All fractional shares resulting from the reverse stock split have been rounded up to the next whole share.

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

On November 12, 2009 Cono Inc. (Delaware) entered into a share exchange agreement whereby Cono Inc. (Delaware) would exchange all of its common stock for the stock of Tiger Renewable Energy, Ltd. (TRE) (a shell company) on a share for share basis. Prior to entering into the share exchange agreement, the principal stockholder of Cono Inc. (Delaware) became a stockholder of TRE, either through direct ownership or through an entity in which he controlled, effectively gaining control of TRE, and on August 10, 2009, TRE changed its name to Cono Italiano, Inc., a Nevada corporation. As an inducement for Cono (Delaware) to enter the share exchange agreement, TRE’s largest shareholder has agreed to the cancellation of 242,557 shares of Cono (Nevada) stock.

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

Development Stage
The Company has operated as a development stage enterprise since its inception by devoting substantially all of its efforts to financial planning, raising capital, research and development, and developing markets for its services.  The Company prepares its financial statements in accordance with the requirements of FSAB ASC 915, ““Development Stage Entities.”

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
-  continued –

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
- continued -

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
Licensing Rights were bought in March 2006 and have a life of 25 years. However, the Company began amortization in 2008 after entering in manufacturing and distribution agreements, and therefore the rights are being amortized over 23 years and consist of the following:

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

The advances are non-interest bearing and is due upon demand.  Due from related party consists of the following:

December 31,	2009	2008

Edesia Emprise, LLC	$133,938	$55,500

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

.
The Company also has a note payable to DT Crystal Limited accruing interest at 10% annual which is due upon demand.  The note is convertible at option of the holder into restricted stock of Cono (Nevada).  At December 31, 2009 and 2008 note payable to DT Crystal was $49,987 and $-0-, respectively.  Interest expense for the years ended December 31, 2009 and 2008 was $1,999 and $-0-, respectively.

Note H -	Going Concern
The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $1,417,410 at December 31, 2009.

.
The Company’s continued existence is dependent upon its ability to raise capital.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern

Note I –	Employment Contracts
As of the end of our prior fiscal year on January 31, 2009, the Company did not have any employment contracts with any officer, director or other employees.  On December 30, 2009 the Company entered into employment agreements with each of the officers serving the Company.  The employment agreements contained the following provisions: (i) two-year terms with automatic renewal provisions unless notice is given by either party 30 days prior to renewal; (ii) commitment of a substantial portion of their professional time to the Company, consisting of 75% of their time for Mitchell Brown and 60% of their time for each of Joseph Masselli, Alex Kaminski and Steve Savage; and (iii) and additional customary employment agreement terms and conditions.  The officers have agreed that they will not receive any compensation for their services to the Company prior to January 1, 2012.  The compensation of the officers has been set as follows:

Annual
Officer	Salary
Mitchell Brown, Chief Executive Officer	$125,000
Joseph Masselli, President and Chief Operating Officer	$75,000
Alex Kaminski, Chief Financial Officer and Treasurer	$50,000
Steve Savage, Secretary	$50,000

- continued -

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY LTD.)
(A DEVELOPMENT STAGE COMPANY)
(A NEVADA CORPORATION)
Keyport, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note I –	Employment Contracts – continued
It has been agreed by the Company, Mr. Smith, a director and Mr. Kaminski that pursuant to separate stock option agreements, Mr. Smith will be granted options to purchase 2,000,000 shares of the Company’s common stock at $.01 per share and Mr. Kaminski will be granted options to purchase 1,500,000 shares of the Company’s common stock at $.01 per share.  These options will vest in one year and will expire in three years.

Note J –	Stock Based Compensation Expense
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

The aggregate intrinsic value of the options outstanding and the options exercisable on December 31, 2009 is $-0-.

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

Note N -	Restatement of Prior Period Financial Statements
The financial statements included herein have been restated to include information for the reader on operations and cash flows from inception.  The Company concluded that it is a development stage company and per reporting guidelines, income from operations, the statement of changes in deficit and cash flows must be shown from inception date.

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

ITEM 9A:	CONTROLS AND PROCEDURES

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
(2)
The Company’s fiscal year previously ended on January 31 st . The Company changed its fiscal year-end from November 30, 2006 to January 31, 2007, and on November 12, 2009 the Company changed its fiscal year end to December 31st.  The 2009, 2008 and 2007 fiscal years for Mitchell Brown, Joseph Masselli, Alex J. Kaminski and Steve Savage refer to the fiscal years ended December 31, 2009, December 31, 2008 and December 31, 2007. The 2009 and 2008 fiscal years for Mr. Leung, Mr. Clarke and Mr. St-Pierre refer to the fiscal years ended January 31, 2009 and January 31, 2008.

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

None of the officers earned any bonus, restricted stock awards, LTIP Payouts or any other annual or long term compensation other than the stock awards paid to each of Mr. Brown, Mr. Masselli and Mr. Savage by Cono Italiano (Delaware).

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

Dated:   June 11, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mitchell Brown
Name:	Mitchell Brown
Title:	Director
Dated:	June 11, 2010

/s/ Joseph Masselli
Name:	Joseph Masselli
Title:	Director
Dated:	June 11, 2010

/s/ Alex J. Kaminski
Name:	Alex J. Kaminski
Title:	Director
Dated:	June 11, 2010

/s/ Steve Savage
Name:	Steve Savage
Title:	Director
Dated:	June 11, 2010

/s/ Scott Smith
Name:	Scott Smith
Title:	Director
Dated:	June 11, 2010

Exhibit Index

Exhibit No.	Description of Exhibits

Exhibit 3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on December 17, 2004.

Exhibit 3.2	Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on December 17, 2004.

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