Form 10-Q/A
period 2010-03-31
Cono Italiano, Inc.
filed 2010-06-11
CIK 1307701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
Amendment No. 1

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

Explanatory Note: This Amendment Number 1 to the Quarterly Report on Form 10-Q for the period ended March 30, 2010 (this “Amendment”) for Cono Italiano, Inc. (the “Company”) has been filed in response to comments received by the Company from the U.S. Securities and Exchange Commission. All disclosures herein refer to the fiscal period ended March 30, 2010 except as otherwise indicated.

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

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY LTD.)
(A DEVELOPMENT STAGE COMPANY)
(A NEVADA CORPORATION)
Keyport, New Jersey

FINANCIAL REPORTS
AT
MARCH 31, 2010

TABLE OF CONTENTS

Consolidated Balance Sheets at March 31, 2010 (Unaudited) and December 31, 2009	F-2

Consolidated Statements Of Changes In Stockholders’ Deficit for the Period from Date of Inception (March 2, 2006) Through March 31, 2010 (Restated) (Unaudited)	F-3

Consolidated Statements of Operations for the Three Months Ended March 31, 2010 and 2009 and for the Period from Inception (March 2, 2006) through March 31, 2010 (Restated) (Unaudited)	F-4

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009 and for the Period from Inception (March 2, 2006) through March 31, 2010 (Restated) (Unaudited)	F-5

Notes to Consolidated Financial Statements	F-6 to F-16

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY LTD.)
(A DEVELOPMENT STAGE COMPANY)
(A NEVADA CORPORATION)
Keyport, New Jersey

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2010	2009

ASSETS
Cash and Cash Equivalents	$1,280	$10,658
Due from Related Party	133,938	133,938
Prepaid Expenses	20,048	20,048

Total Current Assets	155,266	164,644

Property and Equipment - Net of Accumulated Depreciation	18,354	20,393

Other Assets
Licensing Rights - Net of Accumulated Amortization	135,379	137,004

Total Assets	$308,999	$322,041

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Accounts Payable	$197,672	$199,427
Accrued Expenses	44,667	39,400
Accrued Legal Expense	77,520	63,360
Accrued Interest	37,829	36,182
Deferred Revenue	10,109	10,109
Notes Payable	51,237	231,987
Due to Officer	636,866	624,366

Total Current Liabilities	1,055,900	1,204,831

Other Liabilities
Deferred Revenue	73,289	75,816

Total Liabilities	1,129,189	1,280,647

Stockholders' Deficit
Common Stock - $.001 Par; 100,000,000 Shares Authorized, 81,880,988 and 79,880,988 Shares Issued and Outstanding	81,881	79,881
Additional Paid-In-Capital	561,470	378,923
Deficit Accumulated During Development Stage	(1,463,541)	(1,417,410)

Total Stockholders' Deficit	(820,190)	(958,606)

Total Liabilities and Stockholders' Deficit	$308,999	$322,041

The accompanying notes are an integral part of these financial statements.

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY LTD.)
(A DEVELOPMENT STAGE COMPANY)
(A NEVADA CORPORATION)
Keyport, New Jersey

CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT FOR THE PERIOD FROM DATE OF INCEPTION (MARCH 2, 2006) THROUGH MARCH 31, 2010 (RESTATED)

				Deficit
	Common Stock		Additional	Accumulated		Total
	$ .001 Par		Paid-In	During	Treasury Stock	Stockholders'
	Shares	Amount	Capital	Development Stage	at Cost	Deficit

Balance - March 2, 2006	—	$—	$—	$—	$—	$—

Common Stock Issued for Contribution of License Rights and Equipment (1)	6,000,000	6,000	159,000	—	—	165,000

Net Loss	—	—	—	—	—	—

Balance - December 31, 2006 (1)	6,000,000	6,000	159,000	—	—	165,000

Net Loss	—	—	—	(50,290)	—	(50,290)

Balance - December 31, 2007	6,000,000	6,000	159,000	(50,290)	—	114,710

Additional Paid-In-Capital - Deemed Distribution	—	—	(312,000)	—	—	(312,000)

Common Stock Issued to Prior Owners	3,000,000	3,000	54,000	—	—	57,000

Common Stock Issued in Exchange for Services	44,250,000	44,250	434,494	—	—	478,744

Net Loss	—	—	—	(929,795)	—	(929,795)

Balance - December 31, 2008	53,250,000	53,250	335,494	(980,085)	—	(591,341)

Common Stock Issued in Exchange for Services	7,616,428	7,616	178,777	—	—	186,393

Common Stock Issued for Cash	262,000	262	64,608	—	—	64,870

Common Stock Issued for Related Party Expense	500,000	500	69,500	—	—	70,000

Acquisition of Shell (1)	242,560	243	(272,946)	—	—	(272,703)

Common Stock Issued to Relieve Accounts Payable	10,000	10	3,490	—	—	3,500

Common Stock Issued for Note Payable Conversion	18,000,000	18,000	—	—	—	18,000

Net Loss	—	—	—	(437,325)	—	(437,325)

Balance - December 31, 2009	79,880,988	79,881	378,923	(1,417,410)	—	(958,606)

Common Stock Issued for Note Payable Conversion	2,000,000	2,000	182,547	—	—	184,547

Net Loss for the Period	—	—	—	(46,131)	—	(46,131)

Balance - March 31, 2010	81,880,988	$81,881	$561,470	$(1,463,541)	$—	$(820,190)

(1)
The stockholders equity of Cono Italiano, Inc. has been recapitalized to give effect to the shares received by the existing shareholders of Cono Italiano, Inc. from the share exchange agreement with Tiger Renewable Energy Ltd.

The accompanying notes are an integral part of these financial statements.

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY LTD.)
(A DEVELOPMENT STAGE COMPANY)
(A NEVADA CORPORATION)
Keyport, New Jersey

CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED

			(Restated)
			Period From
			Date of Inception
			(March 2, 2006)
			Through
For the Three Months Ended March 31,	2010	2009	March 31, 2010

Sales	$2,527	$—	$26,412

Cost of Sales	—	—	9,123

Gross Profit	2,527	—	17,289

Expenses
Selling and Direct	—	1,422	170,366
Compensation Expense	—	—	420,005
General and Administrative	43,215	34,643	850,035
Interest Expense	5,443	2,754	43,624
Gain on Sale of Assets	—	—	(3,200)

Total Expenses	48,658	38,819	1,480,830

Net Loss for the Period	$(46,131)	$(38,819)	$(1,463,541)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.05)

Weighted Average Common Shares Outstanding	81,636,544	54,045,893	31,229,694

The accompanying notes are an integral part of these financial statements.

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY LTD.)
(A DEVELOPMENT STAGE COMPANY)
(A NEVADA CORPORATION)
Keyport, New Jersey

CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

			(Restated)
			Period From
			Date of Inception
			(March 2, 2006)
			Through
For the Three Months Ended March 31,	2010	2009	March 31, 2010

Cash Flows from Operating Activities

Net Loss for the Period	$(46,131)	$(38,819)	$(1,463,541)

Adjustments to Reconcile Net Loss to Net Cash Flows from Operating Activities:
Amortization	1,625	1,625	14,621
Depreciation	2,039	3,616	31,646
Common Stock Issued in Exchange for Services	—	3,269	649,704
Expense to Prior Owners	—	—	257,000
Gain on Sale of Assets	—	—	(3,200)
Changes in Assets and Liabilities:
Prepaid Expenses	—	—	(4,615)
Accounts Payable	(1,755)	—	(24,458)
Accrued Expenses	5,267	—	44,667
Accrued Legal Expense	14,160	—	77,520
Accrued Interest	5,443	2,754	43,625
Deferred Revenue	(2,526)	25,000	83,399

Net Cash Flows from Operating Activities	(21,878)	(2,555)	(293,632)

Net Cash Flows from Investing Activities
Proceeds from Sale of Asset	—	—	5,000
Acquisition of Cash in Reorganization	—	—	916
Purchase of Property and Equipment	—	—	(36,802)

Net Cash Flows from Investing Activities	—	—	(30,886)

Cash Flows from Financing Activities
Cash Proceeds from Sale of Stock	—	25,000	64,870
Cash Advance to Related Party	—	—	(63,938)
Due to Officer	12,500	3,777	324,866

Net Cash Flows from Financing Activities	12,500	28,777	325,798

Net Change in Cash and Cash Equivalents	(9,378)	26,222	1,280

Cash and Cash Equivalents - Beginning of Period	10,658	724	—

Cash and Cash Equivalents - End of Period	$1,280	$26,946	$1,280

Supplemental Non-Cash Investing and Financing Activities:
Acquisition of Accounts Payable in Reorganization	$—	$—	$210,132
Acquisition of Notes Payable in Reorganization	$—	$—	$47,988
Deemed Distribution	$—	$—	$312,000
Common Stock Issued for Prepaid Expenses	$—	$—	$15,433
Common Stock Issued to Relieve Accounts Payable	$—	$—	$3,500
0	$—	$—	$18,000
Common Stock Issued for Related Party Payable	$—	$70,000	$70,000

Cash Paid During the Period for:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

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

Development Stage

The Company has operated as a development stage enterprise since its inception by devoting substantially all of its efforts to financial planning, raising capital, research and development, and developing markets for its services.  The Company prepares its financial statements in accordance with the requirements of FASB ASC 915, “Development Stage Entities.”

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

It has also been agreed by the Company, Mr. Smith, a director, and Mr. Kaminski that pursuant to separate stock option agreements, Mr. Smith will be granted options to purchase 2,000,000 shares of the Company’s common stock at $.01 per share and Mr. Kaminski will be granted options to purchase 1,500,000 shares of the Company’s common stock at $.01 per share.  These options will vest in one year and will expire in three years. These options have not been approved by the Board.

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

Note L -	Restatement of Prior Period Financial Statements

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

Revenues

From inception through March 31, 2010, the Company has had total sales of $26,412. In the three month period ended March 31, 2010, Cono Italiano (Delaware) had total sales of $2,527, compared to total sales of $0 in the three month period ended March 31, 2009.

From inception through March 31, 2010, the Company’s gross profits have been $17,289.  This includes gross profits for the three month period ended March 31, 2010 of $2,527.

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

From inception through March 31, 2010, the Company’s total expenses have been $1,480,830. Total expenses for the three month period ended March 31, 2010 were $48,658. This included, in part, general and administrative expenses of $43,215 and interest expense of $5,443. This was an increase from the three month period ended March 31, 2009, in which total expenses were $38,819, consisting of selling expenses of $1,422, general and administrative expenses of $34,643 and interest expenses of $2,754.

The Company’s net loss from inception through March 31, 2010 has been $1,463,541. The net loss for the quarterly period ended March 31, 2010 was $46,131.

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

Dated: June 11, 2010
	By:	/s/ Mitchell Brown
		Name:	Mitchell Brown
		Title:	Principal Executive Officer

Dated: June 11, 2010
	By:	/s/ Alex J. Kaminski
		Name:	Alex J. Kaminski
		Title:	Principal Financial Officer and Chief Accounting Officer