Form 10-Q
period 2010-06-30
Cono Italiano, Inc.
filed 2010-08-16
CIK 1307701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2010

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
Yes  ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The Issuer had 81,880,988 shares of Common Stock, par value $.001, outstanding as of August 13, 2010.

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

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY LTD.)
(A DEVELOPMENT STAGE COMPANY)
(A NEVADA CORPORATION)
Keyport, New Jersey

FINANCIAL REPORTS
AT
JUNE 30, 2010

TABLE OF CONTENTS

Consolidated Balance Sheets at June 30, 2010 (Unaudited) and December 31, 2009	F-2

Consolidated Statements Of Changes In Stockholders’ Deficit for the Period from Date of Inception (March 2, 2006) Through June 30, 2010 (Unaudited)	F-3

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2010 and 2009 and for the Period from Inception (March 2, 2006) through June 30, 2010 (Unaudited)	F-4

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009 and for the Period from Inception (March 2, 2006) through June 30, 2010 (Unaudited)	F-5

Notes to Consolidated Financial Statements	F-6 to F-16

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY LTD.)
(A DEVELOPMENT STAGE COMPANY)
(A NEVADA CORPORATION)
Keyport, New Jersey

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2010	2009

ASSETS
Cash and Cash Equivalents	$—	$10,658
Due from Related Party	133,938	133,938
Prepaid Expenses	20,048	20,048

Total Current Assets	153,986	164,644

Property and Equipment - Net of Accumulated Depreciation	16,315	20,393

Other Assets
Licensing Rights - Net of Accumulated Amortization	133,755	137,004

Total Assets	$304,056	$322,041

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Bank Overdraft	$1,958	$—
Accounts Payable	197,672	199,427
Accrued Expenses	77,100	39,400
Accrued Legal Expense	77,520	63,360
Accrued Interest	42,150	36,182
Deferred Revenue	10,109	10,109
Notes Payable	52,518	231,987
Due to Officer	648,266	624,366

Total Current Liabilities	1,107,293	1,204,831

Other Liabilities
Deferred Revenue	70,762	75,816

Total Liabilities	1,178,055	1,280,647

Stockholders' Deficit
Common Stock - $.001 Par; 100,000,000 Shares Authorized,
81,880,988 and 79,880,988 Shares Issued and Outstanding	81,881	79,881
Additional Paid-In-Capital	561,470	378,923
Deficit Accumulated During Development Stage	(1,517,350)	(1,417,410)

Total Stockholders' Deficit	(873,999)	(958,606)

Total Liabilities and Stockholders' Deficit	$304,056	$322,041

The accompanying notes are an integral part of these financial statements.

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY LTD.)
(A DEVELOPMENT STAGE COMPANY)
(A NEVADA CORPORATION)
Long Branch, New Jersey

CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT FOR THE PERIOD FROM DATE OF INCEPTION (MARCH 2, 2006) THROUGH JUNE 30, 2010

				Deficit
	Common Stock		Additional	Accumulated	Total
	$ .001 Par		Paid-In	During	Stockholders'
	Shares	Amount	Capital	Development Stage	Deficit

Balance - March 2, 2006	—	$—	$—	$—	$—

Common Stock Issued for Contribution of License Rights and Equipment (1)	6,000,000	6,000	159,000	—	165,000

Net Loss	—	—	—	—	—

Balance - December 31, 2006 (1)	6,000,000	6,000	159,000	—	165,000

Net Loss	—	—	—	(50,290)	(50,290)

Balance - December 31, 2007	6,000,000	6,000	159,000	(50,290)	114,710

Additional Paid-In-Capital - Deemed Distribution	—	—	(312,000)	—	(312,000)

Common Stock Issued to Prior Owners	3,000,000	3,000	54,000	—	57,000

Common Stock Issued in Exchange for Services	44,250,000	44,250	434,494	—	478,744

Net Loss	—	—	—	(929,795)	(929,795)

Balance - December 31, 2008	53,250,000	53,250	335,494	(980,085)	(591,341)

Common Stock Issued in Exchange for Services	7,616,428	7,616	178,777	—	186,393

Common Stock Issued for Cash	262,000	262	64,608	—	64,870

Common Stock Issued for Related Party Expense	500,000	500	69,500	—	70,000

Acquisition of Shell (1)	242,560	243	(272,946)	—	(272,703)

Common Stock Issued to Relieve Accounts Payable	10,000	10	3,490	—	3,500

Common Stock Issued for Note Payable Conversion	18,000,000	18,000	—	—	18,000

Net Loss	—	—	—	(437,325)	(437,325)

Balance - December 31, 2009	79,880,988	79,881	378,923	(1,417,410)	(958,606)

Common Stock Issued for Note Payable Conversion	2,000,000	2,000	182,547	—	184,547

Net Loss for the Period	—	—	—	(99,940)	(99,940)

Balance - June 30, 2010	81,880,988	$81,881	$561,470	$(1,517,350)	$(873,999)

(1)
The stockholders equity of Cono Italiano, Inc. has been recapitalized to give effect to the shares received by the existing shareholders of Cono Italiano, Inc. from the share exchange agreement with Tiger Renewable Energy Inc.

The accompanying notes are an integral part of these financial statements.

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY LTD.)
(A DEVELOPMENT STAGE COMPANY)
(A NEVADA CORPORATION)
Keyport, New Jersey

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

					Period From
					Date of Inception
	For the Three Months Ended		For the Six Months Ended		(March 2, 2006)
	June 30,	June 30,	June 30,	June 30,	Through
	2010	2009	2010	2009	June 30, 2010

Sales	$2,527	$5,054	$5,054	$5,054	$28,939

Cost of Sales	—	1,202	—	1,524	9,123

Gross Profit	2,527	3,852	5,054	3,530	19,816

Expenses
Selling and Direct	—	1,856	—	1,856	170,366
Compensation Expense	—	—	—	—	420,005
General and Administrative	50,734	24,787	93,949	60,852	900,769
Interest Expense	5,602	3,903	11,045	6,657	49,226
Gain on Sale of Assets	—	—	—	—	(3,200)

Total Expenses	56,336	30,546	104,994	69,365	1,537,166

Net Loss for the Period	$(53,809)	$(26,694)	$(99,940)	$(65,835)	$(1,517,350)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.04)

Weighted Average Common Shares Outstanding	81,880,988	53,950,000	81,759,441	53,877,072	34,143,264

The accompanying notes are an integral part of these financial statements.

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY LTD.)
(A DEVELOPMENT STAGE COMPANY)
(A NEVADA CORPORATION)
Keyport, New Jersey

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

			Period From
			Date of Inception
			(March 2, 2006)
			Through
For the Six Months Ended June 30,	2010	2009	June 30, 2010

Cash Flows from Operating Activities

Net Loss for the Period	$(99,940)	$(65,835)	$(1,517,350)

Adjustments to Reconcile Net Loss to
Net Cash Flows from Operating Activities:
Amortization	3,249	3,249	16,245
Depreciation	4,078	7,294	33,685
Common Stock Issued in Exchange for Services	—	3,269	649,704
Expense to Prior Owners	—	—	257,000
Gain on Sale of Assets	—	—	(3,200)
Changes in Assets and Liabilities:
Prepaid Expenses	—	(7,500)	(4,615)
Accounts Payable	(1,755)	—	(24,458)
Accrued Expenses	37,700	—	77,100
Accrued Legal Expense	14,160	—	77,520
Accrued Interest	11,046	6,657	49,228
Deferred Revenue	(5,054)	44,945	80,871

Net Cash Flows from Operating Activities	(36,516)	(7,921)	(308,270)

Net Cash Flows from Investing Activities
Proceeds from Sale of Asset	—	—	5,000
Acquisition of Cash in Reorganization	—	—	916
Purchase of Property and Equipment	—	(625)	(36,802)

Net Cash Flows from Investing Activities	—	(625)	(30,886)

Cash Flows from Financing Activities
Bank Overdraft	1,958	—	1,958
Cash Proceeds from Sale of Stock	—	25,000	64,870
Cash Advance to Related Party	—	(18,500)	(63,938)
Due to Officer	23,900	47,822	336,266

Net Cash Flows from Financing Activities	25,858	54,322	339,156

Net Change in Cash and Cash Equivalents	(10,658)	45,776	—

Cash and Cash Equivalents - Beginning of Period	10,658	724	—

Cash and Cash Equivalents - End of Period	$—	$46,500	$—

Supplemental Non-Cash Investing and Financing Activities:
Acquisition of Accounts Payable in Reorganization	$—	$—	$210,132
Acquisition of Notes Payable in Reorganization	$—	$—	$47,988
Deemed Distribution	$—	$—	$312,000
Common Stock Issued for Prepaid Expenses	$—	$—	$15,433
Common Stock Issued to Relieve Accounts Payable	$—	$—	$3,500
Common Stock Issued to Relieve Note Payable	$184,547	$—	$202,547
Common Stock Issued for Related Party Payable	$—	$70,000	$70,000

Cash Paid During the Period for:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

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

On November 12, 2009 Cono Inc. (Delaware) entered into a share exchange agreement whereby Cono Inc. (Delaware) would exchange all of its common stock for the stock of Tiger Renewable Energy,Ltd. (TRE) (a shell company) on a share for share basis. Prior to entering into the share exchange agreement, the principal stockholder of Cono Inc. (Delaware) became a stockholder of TRE, either through direct ownership or through an entity in which he controlled, effectively gaining control of TRE, and on August 10, 2009, TRE changed its name to Cono Italiano, Inc., a Nevada corporation.   As an inducement for Cono (Delaware) to enter the share exchange agreement, TRE’s largest shareholder has agreed to the cancellation of 242,557 shares of Cono (Nevada) stock.

The exchange of shares between Cono Italiano, Inc., (Delaware) and Cono Italiano, Inc., (Nevada) was accounted for as a recapitalization of the Companies, as the majority stockholder of Cono Italiano, Inc. is the majority stockholder of the surviving company.  Pursuant to the accounting for a recapitalization, the historical carrying value of the assets and liabilities of Cono Italiano, Inc. (Nevada) carried over to the surviving company.

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

- continued -

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY, LTD.)
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

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY, LTD.)
(A DEVELOPMENT STAGE COMPANY)
(A NEVADA CORPORATION)
Keyport, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note C -	Recently Issued Accounting Standards
In June 2009, the FASB issued revised authoritative guidance related to variable interest entities, which requires entities to perform a qualitative analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity.  The guidance also requires an ongoing reassessment of variable interests and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary.  This guidance, which was reissued by the FASB in December 2009 as ASU  No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” amends ASC Topic 810, “Consolidation”, and was effective as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009 (January 1, 2010 for the Company).  The adoption of this guidance did not have a significant impact on the consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Updated (ASU) No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC 820, “Fair Value Measures and Disclosures.”  ASU No. 2010-06 amends the ASC to require disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also require more detailed disclosure about the activity within Level 3 fair value measurements.  The changes to the ASC as a result of this update were effective for annual and interim reporting periods beginning after December 15, 2009 (January 1, 2010 for the Company), except for the requirements related to Level 3 disclosures, which were effective for annual and interim reporting periods beginning after December 15, 2010 (January 1, 2011 for the Company).  This guidance requires new disclosures only, and will have no impact on the Company’s consolidated financial statements.

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY, LTD.)
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

The advances are non-interest bearing and is due upon demand.  Due from related party consists of the following:

	June 30,	December 31,
	2010	2009

Edesia Emprise, LLC	$133,938	$133,938

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
Certain disbursements of the Company have been paid by an officer of the Company.  The balance at June 30, 2010 and December 31, 2009 was $648,266 and $624,366, respectively.  There are no established repayment terms.  For the periods ended June 30, 2010 and December 31, 2009, the Company has imputed interest at the applicable federal rate of 2.69% and 2.64%, respectively. Accrued interest was $42,150 and $33,939, at June 30, 2010 and December 31, 2009, respectively.

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY, LTD.)
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

.
The Company also has a note payable to DT Crystal Limited accruing interest at 10% annually which is due upon demand.  The note is convertible at the option of the holder into restricted stock of Cono (Nevada).  At June 30, 2010 and December 31, 2009 and 2008 note payable to DT Crystal was $52,518 and $49,987, respectively.  Interest expense for the six months ended June 30, 2010 and 2009 was $2,531 and $-0-, respectively.

Note F -	Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $1,517,350 at June 30, 2010.

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

- continued -

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY, LTD.)
(A DEVELOPMENT STAGE COMPANY)
(A NEVADA CORPORATION)
Keyport, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note H –	Stock Based Compensation Expense – continued
Options outstanding at the date of acquisition were 336. All outstanding options were fully vested and expensed prior to the acquisition.

		Six Months Ended
		June 30, 2010
	Number of	Weighted - Average
Options	Options	Exercise Price
Balance at Acquisition	336	$120
Granted	––	––
Exercised	––	––
Cancelled	––	––
Balance at June 30, 2010	336	$120

Options Exercisable at June 30, 2010	336	$120

The aggregate intrinsic value of the options outstanding and the options exercisable on June 30, 2010 is $-0-.

The following table summarizes information about options outstanding and exercisable at June 30, 2010:

Weighted
	Options	Average	Options
	Outstanding	Contractual Life	Exercisable
Exercise Price	Number	(In Years)	Number

$120	336	1.35	336

As of June 30, 2010, there was no unrecognized compensation cost related to non-vested stock options.

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY, LTD.)
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

A full valuation allowance has been established against the deferred tax assets for the six month periods ended June 30, 2010 and 2009 as utilization of the loss carry forwards and realization of other deferred tax assets cannot be reasonably assured.

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

As an inducement for Pino Gelato, Inc to buy the distribution and franchise rights, the Company agreed to issue 375,000 shares of common stock to Pino upon receipt of the first and final installment of the agreement.  Common stock amounting to 250,000 shares was issued prior to the execution of the amendment in October, 2009 with the remaining 125,000 shares to be issued upon receipt of the final $25,000 cash payment from Pino. As of June 30, 2010, the final payment has been received from Pino. The related 125,000 shares remain unissued and will be issued upon request. The fair market value of the common stock issued in connection with the installment payments made has been recorded as an offset to the payments received under the agreement.  The payments received have been recorded as deferred licensing revenue in the accompanying consolidated financial statements.  The licensing revenue is being amortized to revenue over the initial license term of ten (10) years.

The Company is also entitled to ten (10) percent of all franchise revenue generated by Pino Gelato.

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY, LTD.)
(A DEVELOPMENT STAGE COMPANY)
(A NEVADA CORPORATION)
Keyport, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note K -	Other Matters
On November 6, 2009, Cono Italiano (Delaware) entered into a Commitment Letter, pursuant to which, one of the Company’s shareholders, Lara Mac has agreed to provide financing to Cono Italiano, Inc., with such funds as the Company’s Board of Directors shall deem to be sufficient to maintain the Company’s ordinary course of business operations (the “Commitment Amount”).  We may draw on the Commitment Amount in monthly tranches in accordance with our operating requirements as set forth in our business plan. The available Commitment Amount will be reduced by the aggregate cash proceeds received by the Company which are derived from the issuance of any equity securities and Company gross revenues. Draws on the Commitment Amount will be made on terms of unsecured notes, with interest set on each note as of the date of the draw at prime rate plus two percent per annum. The notes will mature and become repayable thirty calendar days after demand at any time following the earlier of (a) December 31, 2010 or (b) the date upon which we are in receipt of revenues or proceeds from the sales of equity securities. We will give Lara Mac customary representations and warranties regarding the good standing of our Company and status of progress in respect of our Company business plan prior to each draw on the Commitment Amount, and we will provide certifications and covenants regarding use of proceeds of each draw, which will be in customary forms reasonably requested by Lara Mac as determined by reference to similar lenders making similar loans to similar companies. Lara Mac will not be required to make any loans under the Commitment Amount to us if we are unable to make the representations, warranties, certifications or covenants, or if we are in breach of any previously given representations, warranties, certifications or covenants. If we breach any of the notes, the default rate will be 15% per annum and Lara Mac may seek recourse against our company for repayment of all of the notes. As of June 30, 2010, no funds have been borrowed.

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

On July 9, 2008, Cono Italiano (Delaware) entered into a distribution and licensing agreement (the “Distribution Agreement”) with Pino Gelato, Inc., a South Carolina corporation presently involved in retail sales of Italian gelato and sales of franchises for the sale of gelato. Under the terms of the Distribution Agreement, we have granted to Pino Gelato, Inc. the rights in the United States, Canada and Mexico to sell and distribute our products through retail channels. The initial term of the Distribution Agreement is for ten (10) years and shall be automatically renewed for additional ten (10) year terms if neither party is in material breach of the Distribution Agreement at the expiration date of each ten (10) year term. The Distribution Agreement includes the right to market Pizza Cones and establish Pizza Cone and Pino Gelato Cafes. Cono Italiano (Delaware) has received $100,000 in cash in consideration for such Distribution Agreement. There have been five retail channels established to date for a licensing fee of $25,000. Product has been sold to various distributors throughout the country for distribution. As an inducement to buy the distribution and franchise rights by Pino Gelato, Inc. the Company agreed to issue 375,000 shares of common stock to Pino Gelato. Common stock amounting to 250,000 shares was issued to Pino Gelato, with the remaining 125,000 shares to be issued.

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

Revenues

From inception through June 30, 2010, the Company has had total sales of $28,939. In the six month period ended June 30, 2010, Cono Italiano (Delaware) had total sales of $5,054, compared to total sales of $5,054 in the six month period ended June 30, 2009.  In the three month period ended June 30, 2010, Cono Italiano (Delaware) had total sales of $2,527, compared to total sales of $5,054 in the three month period ended June 30, 2009.  During the six months ended June 30, 2010 and six months ended June 30, 2009, the Company’s licensees purchased identical amounts from the Company; however, the timing of these orders varied between these two periods.  In the second quarter of 2009, sales were $5,054, with no sales occurring in the first quarter; in 2010, sales of $2,527 were made in each of the first and second quarter of the year.

From inception through June 30, 2010, the Company’s gross profits have been $19,816.  This includes gross profits for the six month period ended June 30, 2010 of $5,054, which is an increase over gross profits of $3,530 for the six month period ended June 30, 2009.  The Company’s gross profits for the three month period ended June 30, 2010 were $2,527, which was a decrease from $3,852 for the three month period ended June 30, 2009.  In both the three and six month period ended June 30, 2010, the Company had no cost of sales.  During the six month period ended June 30, 2009, the Company’s cost of sales was $1,524.  During the three month period ended June 30, 2009, the Company’s cost of sales was $1,202.

Financial Condition, Liquidity and Capital Resources

Through June 30, 2010, Cono Italiano (Delaware) has accrued total liabilities of $1,178,055 in the course of developing its operations. The Company’s expenditures are expected to increase as the Company expands its operations, expends additional funds on marketing, administration and new staff, and commences the payment of salaries to existing officers and directors (although the Company’s officers and directors have agreed that they will not receive any salary through December 31, 2010). Total liabilities decreased from $1,280,647 at December 31, 2009 to $1,178,055 at June 30, 2010.

The total assets of Cono Italiano (Delaware) decreased from $322,041 on December 31, 2009 to $304,056 on June 30, 2010. This included $133,938 due from a related party, which was identical to the amount from December 31, 2009.  Prepaid expenses were $20,048 as of June 30, 2010, which was also identical to the amount from December 31, 2009.  As of June 30, 2010 the value of its licensing rights, net of accumulated amortization, was $133,755 as of June 30, 2010, a decline from $137,004 at December 31, 2009.  Property and equipment, net of accumulated depreciation, were $16,315 as of June 30, 2010, a decline from $20,393 as of December 31, 2009.

As of June 30, 2010, Cono Italiano (Delaware) had $0 in cash and cash equivalents on hand, as compared to $10,658 on hand as of December 31, 2009. The main source of the Company’s cash has been loans from an officer; our Chief Executive Officer, Mitchell Brown, was owed $648,266 as of June 30, 2010, which total loan amount increased from $624,366 at December 31, 2009.

From inception through June 30, 2010, the Company’s total expenses have been $1,537,166. Total expenses for the six month period ended June 30, 2010 were $104,994. This included, in part, general and administrative expenses of $93,949 and interest expense of $11,045. This was an increase from the six month period ended June 30, 2009, in which total expenses were $69,365, consisting of selling expenses of $1,856, general and administrative expenses of $60,852 and interest expenses of $6,657.  Total expenses for the three month period ended June 30, 2010 were $56,336, which included general and administrative expenses of $50,734 and interest expenses of $5,602.  This was an increase from the three month period ended June 30, 2009, in which total expenses were $30,546, consisting of general and administrative expenses of $24,787 and interest expenses of $3,903.

From inception through June 30, 2010, the Company’s selling expenses have been $170,366, compensation expenses have been $420,005, general and administrative expenses have been $900,769 and interest expenses were $49,226.

The Company’s net loss from inception through June 30, 2010 has been $1,517,350. The net loss for the six month period ended June 30, 2010 was $99,940, which was an increase from $65,835 for the six month period ended June 30, 2009.

The Company’s management believes that Cono Italiano will need additional capital to conduct business, grow and expand the Company. The terms and condition of any which we may receive financing could have a material adverse affect on our business, results of operations, liquidity and financial condition.

On November 9, 2009, Cono Italiano (Delaware) entered into a Commitment Letter, pursuant to which, one of our shareholders, Lara Mac has agreed to provide financing to Cono Italiano, Inc., with such funds as the Company’s Board of Directors shall deem to be sufficient to maintain the Company’s ordinary course of business operations (the “Commitment Amount”). Lara Mac is wholly owned by Mitch Brown, our Chief Executive Officer. We may draw on the Commitment Amount in monthly tranches in accordance with our operating requirements as set forth in our business plan. The available Commitment Amount will be reduced by the aggregate cash proceeds received by the Company which are derived from the issuance of any equity securities and Company gross revenues. Draws on the Commitment Amount will be made on terms of unsecured notes, with interest set on each note as of the date of the draw at prime rate plus two percent per annum. The notes will mature and become repayable thirty calendar days after demand at any time following the earlier of (a) December 31, 2010 or (b) the date upon which we are in receipt of revenues or proceeds from the sales of equity securities. We will give Lara Mac customary representations and warranties regarding the good standing of our Company and status of progress in respect of our Company business plan prior to each draw on the Commitment Amount, and we will provide certifications and covenants regarding use of proceeds of each draw, which will be in customary forms reasonably requested by Lara Mac as determined by reference to similar lenders making similar loans to similar companies. Lara Mac will not be required to make any loans under the Commitment Amount to us if we are unable to make the representations, warranties, certifications or covenants, or if we are in breach of any previously given representations, warranties, certifications or covenants. If we breach any of the notes, the default rate will be 15% per annum and Lara Mac may seek recourse against our company for repayment of all of the notes. As of June 30, 2010, there had been no borrowings under the Commitment Letter.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4: Controls and Procedures

As of the end of the period covered by this Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934 (the “Exchange Act”). Based on their evaluation of our disclosure controls and procedures as of June 30, 2010, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and this information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosures.

Management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties and concluded that such controls were not effective as of June 30, 2010.

Changes in Internal Control Over Financial Reporting

The Company is in the process of improving its internal control over financial reporting in an effort to remediate this material weakness by improving period-end closing procedures and requiring all period-end recurring and non-recurring adjustments be reviewed by the Chief Financial Officer.

As of June 30, 2010, there has been no change in the Company’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

The Company is not, and has not been during the period covered by this Quarterly Report, a party to any legal proceedings.

Item 1A: Risk Factors

Not Applicable.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

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

Dated: August 13, 2010
	By:	/s/ Mitchell Brown
		Name:	Mitchell Brown
		Title:	Principal Executive Officer

Dated: August 13, 2010
	By:	/s/ Alex J. Kaminski
		Name:	Alex J. Kaminski
		Title:	Principal Financial Officer and Chief Accounting Officer