Form 10-Q
period 2010-09-30
Cono Italiano, Inc.
filed 2010-11-15
CIK 1307701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2010

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
Yes  ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The Issuer had 91,880,988 shares of Common Stock, par value $.001, outstanding as of November 9, 2010.

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

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY LTD.)
(A DEVELOPMENT STAGE COMPANY)
(A NEVADA CORPORATION)
Keyport, New Jersey

FINANCIAL REPORTS
AT
SEPTEMBER 30, 2010

TABLE OF CONTENTS

Consolidated Balance Sheets at September 30, 2010 (Unaudited) and December 31, 2009	F-2

Consolidated Statements Of Changes In Stockholders’ Deficit for the Period from Date of Inception (March 2, 2006) Through September 30, 2010 (Unaudited)	F-3

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009 and for the Period from Inception (March 2, 2006) through September 30, 2010 (Unaudited)	F-4

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009 and for the Period from Inception (March 2, 2006) through September 30, 2010 (Unaudited)	F-5

Notes to Consolidated Financial Statements	F-6 to F-16

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY LTD.)
(A DEVELOPMENT STAGE COMPANY)
(A NEVADA CORPORATION)
Keyport, New Jersey

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2010	2009

ASSETS
Cash and Cash Equivalents	$644	$10,658
Due from Related Party	93,938	133,938
Prepaid Expenses	112,245	20,048

Total Current Assets	206,827	164,644

Property and Equipment - Net of Accumulated Depreciation	14,275	20,393

Other Assets
Licensing Rights - Net of Accumulated Amortization	132,130	137,004

Total Assets	$353,232	$322,041

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Accounts Payable	$197,672	$199,427
Accrued Expenses	53,372	39,400
Accrued Legal Expense	67,520	63,360
Accrued Interest	45,296	36,182
Deferred Revenue	10,109	10,109
Notes Payable	53,831	231,987
Due to Officer	655,936	624,366

Total Current Liabilities	1,083,736	1,204,831

Other Liabilities
Deferred Revenue	68,235	75,816

Total Liabilities	1,151,971	1,280,647

Stockholders' Deficit
Common Stock - $.001 Par; 100,000,000 Shares Authorized, 91,880,988 and 79,880,988 Shares Issued and Outstanding	91,881	79,881
Additional Paid-In-Capital	645,350	378,923
Deficit Accumulated During Development Stage	(1,535,970)	(1,417,410)

Total Stockholders' Deficit	(798,739)	(958,606)

Total Liabilities and Stockholders' Deficit	$353,232	$322,041

The accompanying notes are an integral part of these financial statements.

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY LTD.)
(A DEVELOPMENT STAGE COMPANY)
(A NEVADA CORPORATION)
Keyport, New Jersey

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT FOR THE PERIOD FROM DATE OF INCEPTION (MARCH 2, 2006) THROUGH SEPTEMBER 30, 2010 (UNAUDITED)

				Deficit
	Common Stock		Additional	Accumulated	Total
	$ .001 Par		Paid-In	During	Stockholders'
	Shares	Amount	Capital	Development Stage	Deficit

Balance - March 2, 2006	—	$—	$—	$—	$—

Common Stock Issued for Contribution of License Rights and Equipment (1)	6,000,000	6,000	159,000	—	165,000

Net Loss	—	—	—	—	—

Balance - December 31, 2006 (1)	6,000,000	6,000	159,000	—	165,000

Net Loss	—	—	—	(50,290)	(50,290)

Balance - December 31, 2007	6,000,000	6,000	159,000	(50,290)	114,710

Additional Paid-In-Capital - Deemed Distribution	—	—	(312,000)	—	(312,000)

Common Stock Issued to Prior Owners	3,000,000	3,000	54,000	—	57,000

Common Stock Issued in Exchange for Services	44,250,000	44,250	434,494	—	478,744

Net Loss	—	—	—	(929,795)	(929,795)

Balance - December 31, 2008	53,250,000	53,250	335,494	(980,085)	(591,341)

Common Stock Issued in Exchange for Services	7,616,428	7,616	178,777	—	186,393

Common Stock Issued for Cash	262,000	262	64,608	—	64,870

Common Stock Issued for Related Party Expense	500,000	500	69,500	—	70,000

Acquisition of Shell (1)	242,560	243	(272,946)	—	(272,703)

Common Stock Issued to Relieve Accounts Payable	10,000	10	3,490	—	3,500

Common Stock Issued for Note Payable Conversion	18,000,000	18,000	—	—	18,000

Net Loss	—	—	—	(437,325)	(437,325)

Balance - December 31, 2009	79,880,988	79,881	378,923	(1,417,410)	(958,606)

Common Stock Issued for Note Payable Conversion	2,000,000	2,000	182,547	—	184,547

Common Stock Issued in Exchange for Services	10,000,000	10,000	83,880	—	93,880

Net Loss for the Period	—	—	—	(118,560)	(118,560)

Balance - September 30, 2010	91,880,988	$91,881	$645,350	$(1,535,970)	$(798,739)

(1)
The stockholders equity of Cono Italiano, Inc. has been recapitalized to give effect to the shares received by the existing shareholders of Cono Italiano, Inc. from the share exchange agreement with Tiger Renewable Energy Inc.

The accompanying notes are an integral part of these financial statements.

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY LTD.)
(A DEVELOPMENT STAGE COMPANY)
(A NEVADA CORPORATION)
Keyport, New Jersey

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

					Period From
					Date of Inception
	For the Three Months Ended		For the Nine Months Ended		(March 2, 2006)
	September 30,		September 30,		Through
	2010	2009	2010	2009	September 30, 2010

Sales	$2,527	$3,473	$7,582	$8,527	$31,467

Cost of Sales	—	1,659	—	3,183	9,123

Gross Profit	2,527	1,814	7,582	5,344	22,344

Expenses
Selling and Direct	9,183	4,163	9,183	6,019	179,549
Compensation Expense	—	—	—	—	420,005
General and Administrative	7,505	41,631	101,454	102,482	908,274
Interest Expense	4,459	4,581	15,505	11,238	53,686
Gain on Sale of Assets	—	—	—	—	(3,200)

Total Expenses	21,147	50,375	126,142	119,739	1,558,314

Net Loss for the Period	$(18,620)	$(48,561)	$(118,560)	$(114,395)	$(1,535,970)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.04)

Weighted Average Common Shares Outstanding	58,216,615	29,592,065	81,844,358	53,904,256	36,763,804

The accompanying notes are an integral part of these financial statements.

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY LTD.)
(A DEVELOPMENT STAGE COMPANY)
(A NEVADA CORPORATION)
Keyport, New Jersey

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

			Period From
			Date of Inception
			(March 2, 2006)
			Through
For the Nine Months Ended September 30,	2010	2009	September 30, 2010

Cash Flows from Operating Activities

Net Loss for the Period	$(118,560)	$(114,395)	$(1,535,970)

Adjustments to Reconcile Net Loss to Net Cash Flows from Operating Activities:
Amortization	4,874	4,874	17,870
Depreciation	6,118	10,940	35,725
Common Stock Issued in Exchange for Services	—	3,269	649,704
Expense to Prior Owners	—	—	257,000
Gain on Sale of Assets	—	—	(3,200)
Changes in Assets and Liabilities:
Prepaid Expenses	1,683	—	90,948
Accounts Payable	(1,755)	—	(24,458)
Accrued Expenses	13,972	2,500	53,372
Accrued Legal Expense	4,160	—	67,520
Accrued Interest	15,505	11,238	53,687
Deferred Revenue	(7,581)	42,873	78,344

Net Cash Flows from Operating Activities	(81,584)	(38,701)	(259,458)

Net Cash Flows from Investing Activities
Proceeds from Sale of Asset	—	—	5,000
Acquisition of Cash in Reorganization	—	—	916
Purchase of Property and Equipment	—	(1,345)	(36,802)

Net Cash Flows from Investing Activities	—	(1,345)	(30,886)

Cash Flows from Financing Activities
Cash Proceeds from Sale of Stock	—	25,000	64,870
Cash Received from (Advance to) - Related Party	40,000	(24,248)	(23,938)
Due to Officer	31,570	91,322	343,936

Net Cash Flows from Financing Activities	71,570	92,074	384,868

Net Change in Cash and Cash Equivalents	(10,014)	52,028	94,524

Cash and Cash Equivalents - Beginning of Period	10,658	724	—

Cash and Cash Equivalents - End of Period	$644	$52,752	$94,524

Supplemental Non-Cash Investing and Financing Activities:
Acquisition of Accounts Payable in Reorganization	$—	$—	$210,132
Acquisition of Notes Payable in Reorganization	$—	$—	$47,988
Deemed Distribution	$—	$—	$312,000
Common Stock Issued for Prepaid Expenses	$93,880	$—	$109,313
Common Stock Issued to Relieve Accounts Payable	$—	$—	$3,500
Common Stock Issued to Relieve Note Payable	$184,547	$—	$387,094
Common Stock Issued for Related Party Payable	$—	$70,000	$70,000

Cash Paid During the Period for:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

The advances are non-interest bearing and are due upon demand. Due from related party consists of the following:

	September 30,	December 31,
	2010	2009

Edesia Emprise, LLC	$93,938	$133,938

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

Certain disbursements of the Company have been paid by an officer of the Company.  The balance at September 30, 2010 and December 31, 2009 was $655,936 and $624,366, respectively.  There are no established repayment terms.  For the periods ended September 30, 2010 and December 31, 2009, the Company has imputed interest at the applicable federal rate of 1.93% and 2.64%, respectively. Accrued interest was $45,296 and $36,182, at September 30, 2010 and December 31, 2009, respectively.

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

.
The Company also has a note payable to DT Crystal Limited accruing interest at 10% annually which is due upon demand.  The note is convertible at the option of the holder into restricted stock of Cono (Nevada).  At September 30, 2010 and December 31, 2009 and 2008 note payable to DT Crystal was $53,831 and $49,987, respectively.  Interest expense for the nine months ended September 30, 2010 and 2009 was $3,844 and $-0-, respectively.

Note F -	Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $1,535,970 at September 30, 2010.

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
(A NEVADA CORPORATION)
Keyport, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note H –   Stock Based Compensation Expense – continued
Options outstanding at the date of acquisition were 336. All outstanding options were fully vested and expensed prior to the acquisition.

		Nine Months Ended
		September 30, 2010
	Number of	Weighted - Average
Options	Options	Exercise Price
Balance at Acquisition	336	$120
Granted	––	––
Exercised	––	––
Cancelled	––	––
Balance at June 30, 2010	336	$120

Options Exercisable at June 30, 2010	336	$120

The aggregate intrinsic value of the options outstanding and the options exercisable on September 30, 2010 is $-0-.

The following table summarizes information about options outstanding and exercisable at September 30, 2010:

Weighted
	Options	Average	Options
	Outstanding	Contractual Life	Exercisable
Exercise Price	Number	(In Years)	Number

$120	336	1.10	336

As of September 30, 2010, there was no unrecognized compensation cost related to non-vested stock options.

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

As an inducement for Pino Gelato, Inc to buy the distribution and franchise rights, the Company agreed to issue 375,000 shares of common stock to Pino upon receipt of the first and final installment of the agreement.  Common stock amounting to 250,000 shares were issued prior to the execution of the amendment in October, 2009 with the remaining 125,000 shares to be issued upon receipt of the final $25,000 cash payment from Pino. As of September 30, 2010, the final payment has been received from Pino. The related 125,000 shares remain unissued and will be issued upon request. The fair market value of the common stock issued in connection with the installment payments made has been recorded as an offset to the payments received under the agreement.  The payments received have been recorded as deferred licensing revenue in the accompanying consolidated financial statements.  The licensing revenue is being amortized to revenue over the initial license term of ten (10) years.

The Company is also entitled to ten (10) percent of all franchise revenue generated by Pino Gelato.

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY, LTD.)
(A DEVELOPMENT STAGE COMPANY)
(A NEVADA CORPORATION)
Keyport, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note K -  Other Matters

On November 6, 2009, Cono Italiano (Delaware) entered into a Commitment Letter, pursuant to which, one of the Company’s shareholders, Lara Mac has agreed to provide financing to Cono Italiano, Inc., with such funds as the Company’s Board of Directors shall deem to be sufficient to maintain the Company’s ordinary course of business operations (the “Commitment Amount”).  The Company may draw on the Commitment Amount in monthly tranches in accordance with our operating requirements as set forth in the Company’s business plan. The available Commitment Amount will be reduced by the aggregate cash proceeds received by the Company which are derived from the issuance of any equity securities and Company gross revenues. Draws on the Commitment Amount will be made on terms of unsecured notes, with interest set on each note as of the date of the draw at prime rate plus two percent per annum. The notes will mature and become repayable thirty calendar days after demand at any time following the earlier of (a) December 31, 2010 or (b) the date upon which we are in receipt of revenues or proceeds from the sales of equity securities. The Company will give Lara Mac customary representations and warranties regarding the good standing of the Company and status of progress in respect of the Company’s business plan prior to each draw on the Commitment Amount, and the Company will provide certifications and covenants regarding use of proceeds of each draw, which will be in customary forms reasonably requested by Lara Mac as determined by reference to similar lenders making similar loans to similar companies. Lara Mac will not be required to make any loans under the Commitment Amount to the Company if the Company is unable to make the representations, warranties, certifications or covenants, or if the Company is in breach of any previously given representations, warranties, certifications or covenants. If the Company breaches any of the notes, the default rate will be 15% per annum and Lara Mac may seek recourse against the company for repayment of all of the notes. As of September 30, 2010, no funds have been borrowed.

On August 1, 2010, Cono Italiano (Delaware) entered into a manufacturing agreement with Interstate Caterers for the purposes of manufacturing, producing and distributing “pizza cono”.  The term of the agreement shall continue in force and effect unless terminated by either party.  Cono will lease to Interstate equipment required for the manufacture of the product for $1 per year.  All equipment will remain the property of Cono and upon termination of the agreement be returned to Cono by Interstate.

In addition to this agreement Cono issued 100,000 shares of common stock to the 2 sole stockholders of Interstate in exchange for the use of Interstate’s facility for 1 (one) year at an approximate value of $36,000 for the calendar year 2011.

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

In August of 2010, the Company and Interstate Caterers entered into a Manufacturing Agreement.  Pursuant to this agreement, Interstate Caterers will produce the filings for the Company’s cone product.  The parties to this agreement have not yet established the prices to be paid for such filings.  This agreement may be terminated by either party on thirty (30) days notice.

Effective as of September 15, 2010, the Company entered into a Consulting Agreement with the Dettman Group, LLC.  Pursuant to this agreement, Mr. Dave Dettman of the Dettman Group, LLC will provide strategic marketing assistance and consulting to the Company.  The Company has agreed to pay the Dettman Group, LLC $7,500 per month for these services.  This agreement has a duration of six months.

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

Revenues

From inception through September 30, 2010, the Company has had total sales of $31,467. In the nine month period ended September 30, 2010, Cono Italiano (Delaware) had total sales of $7,582, compared to total sales of $8,527 in the nine month period ended September 30, 2009.  In the three month period ended September 30, 2010, Cono Italiano (Delaware) had total sales of $2,527, compared to total sales of $3,473 in the three month period ended September 30, 2009.  In 2010, sales of $2,527 were made in each of the first, second and third quarter of the year.

From inception through September 30, 2010, the Company’s gross profits have been $22,344.  This includes gross profits for the nine month period ended September 30, 2010 of $7,582, which is an increase over gross profits of $5,344 for the nine month period ended September 30, 2009.  The Company’s gross profits for the three month period ended September 30, 2010 were $2,527, which was an increase from $1,814 for the three month period ended September 30, 2009.  In both the three and nine month period ended September 30, 2010, the Company had no cost of sales.  During the nine month period ended September 30, 2009, the Company’s cost of sales was $3,183.  During the three month period ended September 30, 2009, the Company’s cost of sales was $1,659.

Financial Condition, Liquidity and Capital Resources

Through September 30, 2010, Cono Italiano (Delaware) has accrued total liabilities of $1,151,971 in the course of developing its operations. The Company’s expenditures are expected to increase as the Company expands its operations, expends additional funds on marketing, administration and new staff, and commences the payment of salaries to existing officers and directors (although the Company’s officers and directors have agreed that they will not receive any salary through December 31, 2010). Total liabilities decreased from $1,280,647 at December 31, 2009 to $1,151,971 at September 30, 2010.  As of September 30, 2010, the Company’s liabilities included, in part, $655,936 due to an officer of the Company, $197,672 in accounts payable and $67,520 in accrued legal expenses.

The total assets of Cono Italiano (Delaware) increased from $322,041 on December 31, 2009 to $353,232 at September 30, 2010. This included $93,938 due from a related party, which was a decrease from $133,938 at December 31, 2009.  Prepaid expenses were $112,245 as of September 30, 2010, which was an increase from $20,048 on December 31, 2009.  As of September 30, 2010 the value of its licensing rights, net of accumulated amortization, was $132,130, a decline from $137,004 at December 31, 2009.  Property and equipment, net of accumulated depreciation, were $14,275 as of September 30, 2010, a decline from $20,393 as of December 31, 2009.

As of September 30, 2010, Cono Italiano (Delaware) had $644 in cash and cash equivalents on hand, as compared to $10,658 on hand as of December 31, 2009. The main source of the Company’s cash has been loans from an officer; our Chief Executive Officer, Mitchell Brown, was owed $655,936 as of September 30, 2010, which total loan amount increased from $624,366 at December 31, 2009.

From inception through September 30, 2010, the Company’s total expenses have been $1,558,314. Total expenses for the nine month period ended September 30, 2010 were $126,142. This included, in part, general and administrative expenses of $101,454 and interest expense of $15,505. This was an increase from the nine month period ended September 30, 2009, in which total expenses were $119,739, consisting of selling expenses of $6,019, general and administrative expenses of $102,482 and interest expenses of $11,238.  Total expenses for the three month period ended September 30, 2010 were $21,147, which included general and administrative expenses of $7,505 and interest expenses of $4,459.  This was an increase from the three month period ended September 30, 2009, in which total expenses were $50,375, consisting of general and administrative expenses of $41,631 and interest expenses of $4,581.

From inception through September 30, 2010, the Company’s selling expenses have been $179,549, compensation expenses have been $420,005, general and administrative expenses have been $908,274 and interest expenses were $53,686.

The Company’s net loss from inception through September 30, 2010 has been $1,535,970. The net loss for the nine month period ended September 30, 2010 was $118,560, which was an increase from $114,395 for the nine month period ended September 30, 2009.

The Company’s management believes that Cono Italiano will need additional capital to conduct business, grow and expand the Company. The terms and condition of any which we may receive financing could have a material adverse affect on our business, results of operations, liquidity and financial condition.

On November 9, 2009, Cono Italiano (Delaware) entered into a Commitment Letter, pursuant to which, one of our shareholders, Lara Mac has agreed to provide financing to Cono Italiano, Inc., with such funds as the Company’s Board of Directors shall deem to be sufficient to maintain the Company’s ordinary course of business operations (the “Commitment Amount”). Lara Mac is wholly owned by Mitch Brown, our Chief Executive Officer. We may draw on the Commitment Amount in monthly tranches in accordance with our operating requirements as set forth in our business plan. The available Commitment Amount will be reduced by the aggregate cash proceeds received by the Company which are derived from the issuance of any equity securities and Company gross revenues. Draws on the Commitment Amount will be made on terms of unsecured notes, with interest set on each note as of the date of the draw at prime rate plus two percent per annum. The notes will mature and become repayable thirty calendar days after demand at any time following the earlier of (a) December 31, 2010 or (b) the date upon which we are in receipt of revenues or proceeds from the sales of equity securities. We will give Lara Mac customary representations and warranties regarding the good standing of our Company and status of progress in respect of our Company business plan prior to each draw on the Commitment Amount, and we will provide certifications and covenants regarding use of proceeds of each draw, which will be in customary forms reasonably requested by Lara Mac as determined by reference to similar lenders making similar loans to similar companies. Lara Mac will not be required to make any loans under the Commitment Amount to us if we are unable to make the representations, warranties, certifications or covenants, or if we are in breach of any previously given representations, warranties, certifications or covenants. If we breach any of the notes, the default rate will be 15% per annum and Lara Mac may seek recourse against our company for repayment of all of the notes. As of September 30, 2010, there had been no borrowings under the Commitment Letter.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4: Controls and Procedures

As of the end of the period covered by this Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934 (the “Exchange Act”). Based on their evaluation of our disclosure controls and procedures as of September 30, 2010, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and this information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosures.

Management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties and concluded that such controls were not effective as of September 30, 2010.

Changes in Internal Control Over Financial Reporting

The Company is in the process of improving its internal control over financial reporting in an effort to remediate this material weakness by improving period-end closing procedures and requiring all period-end recurring and non-recurring adjustments be reviewed by the Chief Financial Officer.

As of September 30, 2010, there has been no change in the Company’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

The Company is not, and has not been during the period covered by this Quarterly Report, a party to any legal proceedings.

Item 1A: Risk Factors

Not Applicable.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

On July 28, 2010, the Company issued 10,000,000 restricted shares of the Company’s common stock in exchange for marketing and consulting services, as well as in lieu of rent payments.  These shares were issued exempt from registration in reliance on Section 4(2) of the Securities Act of 1933, as amended.  Of these 10,000,000 restricted shares, 3,000,000 restricted shares issued for consulting services will be cancelled, as the planned consulting arrangements have been terminated subsequent to the period covered by this Report.

Item 3: Defaults Upon Senior Securities

Not Applicable.

Item 4: Reserved

Not Applicable.

Item 5: Other Information

Manufacturing Agreement

In August of 2010, the Company and Interstate Caterers entered into a Manufacturing Agreement.  Pursuant to this agreement, Interstate Caterers will produce the filings for the Company’s cone product.  The parties to this agreement have not yet established the prices to be paid for such filings. This agreement may be terminated by either party on thirty (30) days notice.

Consulting Agreement

Effective as of September 15, 2010, the Company entered into a Consulting Agreement with the Dettman Group, LLC.  Pursuant to this agreement, Mr. Dave Dettman of the Dettman Group, LLC will provide strategic marketing assistance and consulting to the Company.  The Company has agreed to pay the Dettman Group, LLC Seven Thousand Five Hundred Dollars ($7,500) per month for these services.  This agreement has a duration of six months.

Share Issuances

On July 28, 2010, the Company issued 10,000,000 restricted shares of the Company’s common stock in exchange for marketing and consulting services, as well as in lieu of rent payments.  These shares were issued exempt from registration in reliance on Section 4(2) of the Securities Act of 1933, as amended.  Of these 10,000,000 restricted shares, 3,000,000 restricted shares issued for consulting services will be cancelled, as the planned consulting arrangements have been terminated subsequent to the period covered by this Report.

Item 6: Exhibits

(a)   Exhibits

Exhibit No.	Description of Exhibits

Exhibit 10.59	Manufacturing Agreement, by and between Interstate Caterers and the Company, dated as of August 2010.

Exhibit 10.60	Consulting Agreement, by and between the Dettman Group, LLC and the Company, dated as of September 15, 2010.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONO ITALIANO, INC.
(Registrant)

Dated: November 15, 2010
	By:	/s/ Mitchell Brown
		Name:	Mitchell Brown
		Title:	Principal Executive Officer

Dated: November 15, 2010
	By:	/s/ Alex J. Kaminski
		Name:	Alex J. Kaminski
		Title:	Principal Financial Officer and Chief Accounting Officer