Form 10-K
period 2010-12-31
Cono Italiano, Inc.
filed 2011-04-15
CIK 1307701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $9,039,296.40 at June 30, 2010.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The Issuer had 92,359,988 shares of Common Stock, par value $.001, outstanding as of April 11, 2011.

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

The Company identified Cono Italiano, Inc. a Delaware corporation (“Cono Italiano (Delaware)”), as a business venture that would be suitable for the Company’s future operations.  On November 12, 2009, the Company entered into agreements with the shareholders of Cono Italiano (Delaware) pursuant to which the Company acquired all of the issued and outstanding shares of the Cono Italiano (Delaware) and we will now operate Cono Italiano (Delaware) as a wholly-owned subsidiary of our Company.

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

Cono Italiano (Delaware)

In March 2006 Cono Italiano LLC, a New Jersey limited liability company, entered into an agreement with Kono Italia S.R. L., an Italian company doing business as “Pizza Hands.”  Kono Italia S.R.L owns the designs, recipes and technology for the “Pizza Cono,” a food product for quick service restaurants consisting of a cone shaped pizza dough.  Cono Italiano (Delaware), as the successor to Cono Italiano, LLC, holds a distribution agreement for North America from Kono Pizza in Italy.  This distribution agreement grants the licensee an exclusive license to exploit this product in the United States, Canada and Mexico for a twenty-five (25) year term.  The product is patented in the United States and Europe as is the cone production machine which is proprietary.  In 2007 Cono Italiano, LLC introduced the product into the North American market by building an alliance with Center Plate, a food service provider to stadiums and arenas throughout North America. At the present time, the Company has no contractual agreements with Center Plate.

Cono Italiano (Delaware) was formed through the merger of Cono Italiano LLC, a New Jersey limited liability company, and Janex International, Inc., a Delaware corporation, on January 14, 2008.  The combined entity changed its name to “Cono Italiano, Inc.” on that date.

Cono Italiano is licensed to distribute a food product called the “Pizza Cono.”  This Pizza Cone is designed to be a drip free, spill free cone-shaped pizza made of a proprietary dough and filled with freshly selected ingredients.  The Company intends that the Pizza Cone will be distributed through the fast food market (the fast food market is generally defined as restaurants selling food and drinks for immediate consumption either on the premises in designated eating areas, or for consumption elsewhere).  The Pizza Cone will be distributed to quick-service restaurants, takeaways, mobile and street vendors, and leisure locations.  These establishments include typical fast food chains, supermarkets, convenience stores, entertainment facilities and sports arenas.  In addition, the Pizza Cone will be sold at stores that sell frozen packaged products for use at home.

On July 9, 2008, Cono Italiano (Delaware) entered into a distribution and licensing agreement (the “Distribution Agreement”) with Pino Gelato, Inc., a South Carolina corporation presently involved in retail sales of Italian gelato and sales of franchises for the sale of gelato.  Under the terms of the Distribution Agreement, we granted to Pino Gelato, Inc. the rights in the United States, Canada and Mexico to sell and distribute our products through immediate consumption retail channels, such as a restaurant, snack bar, kiosk, or other similar setting.  The Distribution Agreement included the right to market Pizza Cones and establish Pizza Cone and Pino Gelato Cafes.  Cono Italiano (Delaware) received $100,000 in cash in consideration for such Distribution Agreement.  As an inducement to buy the distribution and franchise rights by Pino Gelato, Inc. the Company issued 375,000 shares of common stock to Pino Gelato.  The Distribution Agreement was terminated on December 22, 2010.  Cono Italiano (Delaware) now directly retains the distribution rights regarding the sale of products, both for sale to retail channels and on a wholesale basis to stores that sell frozen packaged products.

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

In July of 2008, the Company’s Chief Executive Officer, Mitchell Brown and Ramona Fantini of Pino Gelato formed a manufacturing entity, Edesia Emprise, LLC, to produce and manufacturer the "Cones." Mitchell Brown transferred his ownership interests in Edesia Emprise, LLC to his father, Gene Brown, later that month. The Company contracted with a third party manufacturer for this project in January of 2009, and cancelled such agreement in October of 2009.

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

On November 9, 2009, Cono Italiano (Delaware) entered into a Commitment Letter, pursuant to which, one of our shareholders, Lara Mac has agreed to provide financing to Cono Italiano, Inc., with such funds as the Company’s Board of Directors shall deem to be sufficient to maintain the Company’s ordinary course of business operations (the “Commitment Amount”).  We may draw on the Commitment Amount in monthly tranches in accordance with our operating requirements as set forth in our business plan. The available Commitment Amount will be reduced by the aggregate cash proceeds received by the Company which are derived from the issuance of any equity securities and Company gross revenues. Draws on the Commitment Amount will be made on terms of unsecured notes, with interest set on each note as of the date of the draw at prime rate plus two percent per annum. It was agreed that the notes would mature and become repayable thirty calendar days after demand at any time following the earlier of (a) December 31, 2010 or (b) the date upon which we are in receipt of revenues or proceeds from the sales of equity securities. We will give Lara Mac customary representations and warranties regarding the good standing of our Company and status of progress in respect of our Company business plan prior to each draw on the Commitment Amount, and we will provide certifications and covenants regarding use of proceeds of each draw, which will be in customary forms reasonably requested by Lara Mac as determined by reference to similar lenders making similar loans to similar companies. Lara Mac will not be required to make any loans under the Commitment Amount to us if we are unable to make the representations, warranties, certifications or covenants, or if we are in breach of any previously given representations, warranties, certifications or covenants. If we breach any of the notes, the default rate will be 15% per annum and Lara Mac may seek recourse against our company for repayment of all of the notes.  As of the end of the period covered by this Report, there had been no borrowings under the Commitment Letter.  Lara Mac has indicated its intent to enter into an extension of the Commitment Letter.

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

Employees

As of the date hereof, the Company has three (3) officers, Mitchell Brown (our Chief Executive Officer), Alex J. Kaminski (our Chief Financial Officer and Treasurer) and Steve Savage (our Secretary).

On January 28, 2011 Joseph Masselli was relieved of his position of President and Chief Operating Officer of Cono Italiano Inc.

Where You Can Find More Information

We do not currently maintain an internet website.

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

We are a small company with a limited history, limited capital and limited operating resources.  As of December 31, 2010, we had cash and cash equivalents of $665 (audited).  While we believe we will be able to meet the majority of our immediate needs for cash from revenues (as the Company is spending minimal cash, and is not required to pay its suppliers until after orders are placed and delivered), we will need additional capital to conduct business, grow and expand.  The Company will need financing in the amount of approximately $500,000 to conduct its operations as planned for next twelve months.

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

Management is required to conduct an annual evaluation of our internal control over financial reporting and include a management report on our internal control over financial reporting. We cannot assure you that measures we have taken, or future measures we may take, will enable us to provide accurate and timely financial reports, particularly if we are unable to hire additional personnel in our accounting and financial department, or if we lose personnel in this area. Any failure to maintain an effective system of internal controls, or any other problems with our financial systems or internal controls, could result in delays or inaccuracies in reporting financial information or failure to comply with SEC reporting and other regulatory requirements.  Any of these situations could adversely affect our business and stock price.

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

Our Chief Executive Officer, Mr. Mitchell Brown, owns 30,000,000 shares of the Company’s common stock directly, and has sole voting power and sole power of disposition over all 6,000,000 shares of the Company’s common owned by Lara Mac Inc.  Thus Mr. Brown controls the voting of approximately 39% of our issued and outstanding shares. This concentration of ownership and control could discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, or could otherwise delay or prevent a change in control transaction or other business combination, which could in turn have an adverse effect on the market price of our common shares. As long as this concentration of ownership persists, it is unlikely that any other holder or group of holders of our common shares will be able to affect the way we are managed or the direction of our business. The interests of the control group of shareholders could conflict with the interests of other shareholders. In addition, we may adopt amendments to our organizational documents and applicable state law which have anti-takeover provisions that could delay or prevent a change in control of our company.

A majority of our stock is owned or controlled by three individuals, and as such, they can exert complete control over all decisions where a vote of shareholders is required.

51,750,000 shares of our Company’s common stock, equal to 56% of our issued and outstanding shares, are owned or controlled by three individuals: (i) Mr. Mitchell Brown, our Chief Executive Officer and a member of our Board of Directors, owns 30,000,000 shares of the Company’s common stock directly, and has sole voting power and sole power of disposition over all 6,000,000 shares of the Company’s common owned by Lara Mac Inc.; (ii) Mr. Joseph Masselli, the Company’s former President, former Chief Operating Officer and a former member of our Board of Directors, owns 15,000,000 shares of the Company’s common stock; and (iii) Mr. Steve Savage, our Secretary and a member of our Board of Directors owns 750,000 shares of the Company’s common stock.  As a result, these three individuals will be able to control the direction the Company takes.

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

We may need to raise additional capital to provide cash for our operations. The fact that we have generated only $10,109 in sales during the twelve months ended December 31, 2010 (audited) may deter potential investors from providing financing.  Uncertainty regarding our ability to generate revenues may make it difficult for us to find financing on acceptable terms.  If we are unable to obtain adequate funding, we may not be able to successfully develop and market our products and our business may fail.  To secure additional financing, we may need to borrow money or sell more securities.  Under the current circumstances, we may be unable to secure additional financing on favorable terms, if available at all.

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

As of April 11, 2011, we had 92,359,988 shares of our common stock issued and outstanding.  We are authorized to issue up to 100,000,000 shares of common stock. Our Board of Directors may authorize the issuance of additional common or preferred shares under applicable state law without shareholder approval.  We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with the hiring of personnel, future acquisitions, future private placements of our securities for capital raising purposes or for other business purposes. Future sales of substantial amounts of our common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock.  If we need to raise additional capital to expand or continue operations, it may be necessary for us to issue additional equity or convertible debt securities.  If we issue equity or convertible debt securities, the net tangible book value per share may decrease, the percentage ownership of our current stockholders may be diluted and such equity securities may have rights, preferences or privileges senior or more advantageous to our common stockholders.

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

	2010
	High	Low
4 th Quarter ended December 31	$0.15	0.03
3 rd Quarter ended September 30	$0.75	0.11
2 nd Quarter ended June 30	$0.56	0.30
1 st Quarter ended March 31	$1.60	0.55
	2009
	High	Low
4 th Quarter ended December 31	$3.49	1.50
3 rd Quarter ended September 30	$6.60	0.06
2 nd Quarter ended June 30	$0.15	0.06
1 st Quarter ended March 31	$0.20	0.03

Holders

As of April 11, 2011, there were 92,359,988 shares of our common stock issued and outstanding.

As of April 11, 2011, there were 56 holders of record of our common stock.

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

Cono Italiano is licensed to distribute a food product called the “Pizza Cono.”  This Pizza Cone is designed to be a drip free, spill free cone-shaped pizza made of a proprietary dough and filled with freshly selected ingredients.  The Company intends that the Pizza Cone will be distributed through the fast food market (the fast food market is generally defined as restaurants selling food and drinks for immediate consumption either on the premises in designated eating areas, or for consumption elsewhere).  The Pizza Cone will be distributed to quick-service restaurants, takeaways, mobile and street vendors, and leisure locations.  These establishments include typical fast food chains, supermarkets, convenience stores, entertainment facilities and sports arenas.  In addition, the Pizza Cone will be sold at stores that sell frozen packaged products for use at home.

On July 9, 2008, Cono Italiano (Delaware) entered into a distribution and licensing agreement (the “Distribution Agreement”) with Pino Gelato, Inc., a South Carolina corporation presently involved in retail sales of Italian gelato and sales of franchises for the sale of gelato.  Under the terms of the Distribution Agreement, we granted to Pino Gelato, Inc. the rights in the United States, Canada and Mexico to sell and distribute our products through immediate consumption retail channels, such as a restaurant, snack bar, kiosk, or other similar setting.  The Distribution Agreement included the right to market Pizza Cones and establish Pizza Cone and Pino Gelato Cafes.  Cono Italiano (Delaware) received $100,000 in cash in consideration for such Distribution Agreement.  As an inducement to buy the distribution and franchise rights by Pino Gelato, Inc. the Company issued 375,000 shares of common stock to Pino Gelato.  The Distribution Agreement was terminated on December 22, 2010.  Cono Italiano (Delaware) now directly retains the distribution rights regarding the sale of products, both for sale to retail channels and on a wholesale basis to stores that sell frozen packaged products.

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

In July of 2008, the Company’s Chief Executive Officer, Mitchell Brown and Ramona Fantini of Pino Gelato formed a manufacturing entity, Edesia Emprise, LLC, to produce and manufacturer the "Cones." Mitchell Brown transferred his ownership interests in Edesia Emprise, LLC to his father, Gene Brown, later that month. The Company contracted with a third party manufacturer for this project in January of 2009, and cancelled such agreement in October of 2009.

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

Revenues

From inception through December 31, 2010, the Company has had total sales of $33,994. In the twelve month period ended December 31, 2010, Cono Italiano (Delaware) had total sales of $10,109, compared to total sales of $12,600 in the twelve month period ended December 31, 2009.

From inception through December 31, 2010, the Company’s gross profits have been $24,871.

Financial Condition, Liquidity and Capital Resources

Through December 31, 2010, Cono Italiano (Delaware) has accrued total liabilities of $1,164,948 in the course of developing its operations. The Company’s expenditures are expected to increase as the Company expands its operations, expends additional funds on marketing, administration and new staff, and commences the payment of salaries to existing officers and directors (although the Company’s officers and directors have agreed that they will not receive any salary prior to January 1, 2012). Total liabilities decreased from $1,280,647 on December 31, 2009 to $1,164,948 at December 31, 2010.

The total assets of Cono Italiano (Delaware) decreased from $322,041 on December 31, 2009 to $212,064 on December 31, 2010. During 2010, the Company determined that its licensing rights were impaired and recorded an impairment charge of $130,505 to reduce the value to zero. The value of its licensing rights, net of accumulated amortization, was $137,004 at December 31, 2009.  The value of the Company’s prepaid expenses increased from $20,048 as of December 31, 2009 to $120,226 as of December 31, 2010.

As of December 31, 2010, Cono Italiano (Delaware) had $665 in cash and cash equivalents on hand, as compared to $10,658 on hand as of December 31, 2009. The main source of this cash was loans from an officer; our Chief Executive Officer, Mitchell Brown, was owed $695,025 as of December 31, 20010, which total loan amount had increased from $624,366 at December 31, 2009.

From inception through December 31, 2010, the Company’s total expenses were $1,790,802. Total expenses for the twelve month period ended December 31, 20010 were $358,630. This included, in part, selling expenses of $14,504, general and administrative expenses of $198,338, impairment charges on license rights of $130,505 and interest expense of $15,283. This was a decrease from the twelve month period ended December 31, 2009, in which total expenses were $446,470, consisting of selling expenses of $48,735, compensation expense of $140,005, general and administrative expenses of $240,634, interest expenses of $20,296 and gain on sale of assets of $3,200.

The Company’s net loss from inception through December 31, 2010 was $1,765,931.  The net loss for the twelve month period ended December 31, 2010 was $348,521.  This was a decrease from the twelve month period ended December 31, 2009, in which the net loss was $437,325.

The Company’s management believes that Cono Italiano will need additional capital to conduct business, grow and expand the Company.  The Company will need financing in the amount of approximately $500,000 to conduct its operations as planned for next twelve months.  The terms and condition of any which we may receive financing could have a material adverse affect on our business, results of operations, liquidity and financial condition.

On November 9, 2009, Cono Italiano (Delaware) entered into a Commitment Letter, pursuant to which, one of our shareholders, Lara Mac has agreed to provide financing to Cono Italiano, Inc., with such funds as the Company’s Board of Directors shall deem to be sufficient to maintain the Company’s ordinary course of business operations (the “Commitment Amount”).  We may draw on the Commitment Amount in monthly tranches in accordance with our operating requirements as set forth in our business plan. The available Commitment Amount will be reduced by the aggregate cash proceeds received by the Company which are derived from the issuance of any equity securities and Company gross revenues. Draws on the Commitment Amount will be made on terms of unsecured notes, with interest set on each note as of the date of the draw at prime rate plus two percent per annum. It was agreed that the notes would mature and become repayable thirty calendar days after demand at any time following the earlier of (a) December 31, 2010 or (b) the date upon which we are in receipt of revenues or proceeds from the sales of equity securities. We will give Lara Mac customary representations and warranties regarding the good standing of our Company and status of progress in respect of our Company business plan prior to each draw on the Commitment Amount, and we will provide certifications and covenants regarding use of proceeds of each draw, which will be in customary forms reasonably requested by Lara Mac as determined by reference to similar lenders making similar loans to similar companies. Lara Mac will not be required to make any loans under the Commitment Amount to us if we are unable to make the representations, warranties, certifications or covenants, or if we are in breach of any previously given representations, warranties, certifications or covenants. If we breach any of the notes, the default rate will be 15% per annum and Lara Mac may seek recourse against our company for repayment of all of the notes.  As of the end of the period covered by this Report, there had been no borrowings under the Commitment Letter.  Lara Mac has indicated its intent to enter into an extension of the Commitment Letter.

The independent auditor's reports of EFP Rotenberg, LLP for the year ended December 31, 2010 contained "going concern" qualifications, noting that there was an accumulated deficit of $1,765,931 at December 31, 2010.  Cono Italiano (Delaware)’s auditors expressed the opinion that such entity’s continued existence is dependent upon its ability to raise capital.  The financial statements do not include any adjustments that might be necessary should Cono Italiano (Delaware) be unable to continue as a going concern.

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

Intangible Assets

Intangible assets consist of licensing rights. The Company applies an impairment evaluation whenever events or changes in business circumstances indicate that the carrying value of the intangible assets may not be recoverable.  Other intangible assets are amortized on a straight-line basis over their estimated economic lives. The Company believes that the straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained annually by the Company. During 2010, the Company determined that its licensing rights were impaired and recorded an impairment charge of $130,505 to reduce the value to zero.

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
DECEMBER 31, 2010

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY INC.)
(A DEVELOMENT STAGE COMPANY)
(A NEVADA CORPORATION)
Keyport, New Jersey

TABLE OF CONTENTS
Consolidated Balance Sheets at December 31, 2010 and 2009

Consolidated Statements of Changes in Stockholders’ Deficit for the
  Period from Date of Inception (March 2, 2006) Through December 31, 2010

Consolidated Statements of Operations for the Years Ended
  December 31, 2010 and 2009 and the Period from Inception (March 2, 2006)
  Through December 31, 2010

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2010 and 2009 and the Period from Inception (March 2, 2006)
  Through December 31, 2010

Notes to Consolidated Financial Statements

2 3 4 5 6-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Cono Italiano, Inc.

We have audited the accompanying consolidated balance sheets of Cono Italiano, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2010. Cono Italiano, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cono Italiano, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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
April 15, 2011

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY LTD.)
(A DEVELOPMENT STAGE COMPANY)
(A NEVADA CORPORATION)
Keyport, New Jersey

CONSOLIDATED BALANCE SHEETS

December 31	2010	2009

ASSETS
Cash and Cash Equivalents	$665	$10,658
Due from Related Party	78,937	133,938
Prepaid Expenses	120,226	20,048

Total Current Assets	199,828	164,644

Property and Equipment - Net of Accumulated Depreciation	12,236	20,393

Other Assets
Licensing Rights - Net of Accumulated Amortization	—	137,004

Total Assets	$212,064	$322,041

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Accounts Payable	$135,508	$199,427
Accrued Expenses	53,466	39,400
Accrued Legal Expense	182,043	63,360
Accrued Interest	43,729	36,182
Deferred Revenue	—	10,109
Notes Payable	55,177	231,987
Due to Officer	695,025	624,366

Total Current Liabilities	1,164,948	1,204,831

Other Liabilities
Deferred Revenue	—	75,816

Total Liabilities	1,164,948	1,280,647

Stockholders' Deficit
Common Stock - $.001 Par; 100,000,000 Shares Authorized,
92,005,988 and 79,880,988 Shares Issued and Outstanding	92,006	79,881
Additional Paid-In-Capital	721,041	378,923
Deficit Accumulated During Development Stage	(1,765,931)	(1,417,410)

Total Stockholders' Deficit	(952,884)	(958,606)

Total Liabilities and Stockholders' Deficit	$212,064	$322,041

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY LTD.)
(A DEVELOPMENT STAGE COMPANY)
(A NEVADA CORPORATION)
Keyport, New Jersey

CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT FOR THE PERIOD FROM DATE OF INCEPTION (MARCH 2, 2006) THROUGH DECEMBER 31, 2010

				Deficit
				Accumulated	Total
	Common Stock		Additional	During	Stockholders'
	$ .001 Par Shares	Amount	Paid-In Capital	Development Stage	Deficit

Balance - March 2, 2006	—	$—	$—	$—	$—

Common Stock Issued for Contribution of License Rights
and Equipment (1)	6,000,000	6,000	159,000	—	165,000

Net Loss	—	—	—	—	—

Balance - December 31, 2006 (1)	6,000,000	6,000	159,000	—	165,000

Net Loss	—	—	—	(50,290)	(50,290)

Balance - December 31, 2007	6,000,000	6,000	159,000	(50,290)	114,710

Additional Paid-In-Capital - Deemed Distribution	—	—	(312,000)	—	(312,000)

Common Stock Issued to Prior Owners	3,000,000	3,000	54,000	—	57,000

Common Stock Issued in Exchange for Services	44,250,000	44,250	434,494	—	478,744

Net Loss	—	—	—	(929,795)	(929,795)

Balance - December 31, 2008	53,250,000	53,250	335,494	(980,085)	(591,341)

Common Stock Issued in Exchange for Services	7,616,428	7,616	178,777	—	186,393

Common Stock Issued for Cash	262,000	262	64,608	—	64,870

Common Stock Issued for Related Party Expense	500,000	500	69,500	—	70,000

Acquisition of Shell (1)	242,560	243	(272,946)	—	(272,703)

Common Stock Issued to Relieve Accounts Payable	10,000	10	3,490	—	3,500

Common Stock Issued for Note Payable Conversion	18,000,000	18,000	—	—	18,000

Net Loss	—	—	—	(437,325)	(437,325)

Balance - December 31, 2009	79,880,988	79,881	378,923	(1,417,410)	(958,606)

Common Stock Issued for Note Payable Conversion	2,000,000	2,000	182,547	—	184,547

Common Stock Issued in Exchange for Services	10,000,000	10,000	83,880	—	93,880

Common Stock Issued - Licensing Agreement	125,000	125	75,691	—	75,816

Net Loss	—	—	—	(348,521)	(348,521)

Balance - December 31, 2010	92,005,988	$92,006	$721,041	$(1,765,931)	$(952,884)

(1)  The stockholders equity of Cono Italiano, Inc. has been recapitalized to give effect to the shares received by the existing shareholders of Cono Italiano, Inc. from the share exchange agreement with Tiger Renewable Energy Inc.

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY LTD.)
(A DEVELOPMENT STAGE COMPANY)
(A NEVADA CORPORATION)
Keyport, New Jersey

CONSOLIDATED STATEMENTS OF OPERATIONS

			Period From
			Date of Inception
			(March 2, 2006)
			Through
For the Years Ended December 31,	2010	2009	December 31, 2010

Sales	$10,109	$12,600	$33,994

Cost of Sales	—	3,455	9,123

Gross Profit	10,109	9,145	24,871

Expenses
Selling and Direct	14,504	48,735	184,870
Compensation Expense	—	140,005	420,005
General and Administrative	198,338	240,634	1,005,158
Interest Expense	15,283	20,296	53,464
Loss on Impairment of License Right	130,505	—	130,505
Gain on Sale of Assets	—	(3,200)	(3,200)

Total Expenses	358,630	446,470	1,790,802

Net Loss	$(348,521)	$(437,325)	$(1,765,931)

Loss per Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.04)

Weighted Average Common Shares Outstanding	68,991,289	55,716,122	39,681,569

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY LTD.)
(A DEVELOPMENT STAGE COMPANY)
(A NEVADA CORPORATION)
Keyport, New Jersey

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period From
			Date of Inception
			(March 2, 2006)
			Through
For the Years Ended December 31,	2010	2009	December 31, 2010

Cash Flows from Operating Activities

Net Loss	$(348,521)	$(437,325)	$(1,765,931)

Adjustments to Reconcile Net Loss to
Net Cash Flows from Operating Activities:
Amortization	6,498	6,498	19,494
Depreciation	8,157	14,587	37,764
Common Stock Issued in Exchange for Services	3,269	170,960	652,973
Expense to Prior Owners	—	—	257,000
Gain on Sale of Assets	—	(3,200)	(3,200)
Loss on Impairment of License Right	130,505	—	130,505
Changes in Assets and Liabilities:
Prepaid Expenses	(9,567)	—	(14,182)
Accounts Payable	(1,755)	(22,703)	(24,458)
Accrued Expenses	14,066	39,400	53,466
Accrued Legal Expense	56,519	63,360	119,879
Accrued Interest	15,283	20,296	53,465
Deferred Revenue	(10,107)	40,800	75,818

Net Cash Flows from Operating Activities	(135,653)	(107,327)	(407,407)

Net Cash Flows from Investing Activities
Proceeds from Sale of Asset	—	5,000	5,000
Acquisition of Cash in Reorganization	—	916	916
Purchase of Property and Equipment	—	(625)	(36,802)

Net Cash Flows from Investing Activities	—	5,291	(30,886)

Cash Flows from Financing Activities
Cash Proceeds from Sale of Stock	—	64,870	64,870
Cash Received from (Advance to) - Related Party	55,001	(8,438)	(8,937)
Due to Officer	70,659	55,538	383,025

Net Cash Flows from Financing Activities	125,660	111,970	438,958

Net Change in Cash and Cash Equivalents	(9,993)	9,934	665

Cash and Cash Equivalents - Beginning of Year	10,658	724	—

Cash and Cash Equivalents - End of Year	$665	$10,658	$665

Supplemental Non-Cash Investing and Financing Activities:
Acquisition of Accounts Payable in Reorganization	$—	$210,132	$210,132
Acquisition of Notes Payable in Reorganization	$—	$47,988	$47,988
Deemed Distribution	$—	$—	$312,000
Common Stock Issued for Prepaid Expenses	$90,611	$15,433	$106,044
Common Stock Issued to Relieve Accounts Payable	$—	$3,500	$3,500
Common Stock Issued for Note Payable Conversion	$184,547	$18,000	$202,547
Common Stock Issued for Related Party Payable	$—	$70,000	$70,000

Cash Paid During the Year for:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY INC.)
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

The exchange of shares between Cono Italiano, Inc., (Delaware) and Cono Italiano, Inc., (Nevada) was accounted for as a recapitalization of the Companies, as the majority stockholder of Cono Italiano, Inc. will be the majority stockholder of the surviving company.  Pursuant to the accounting for a recapitalization, the historical carrying value of the assets and liabilities of Cono, Inc. (Nevada) will carry over to the surviving company.

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

Property, Equipment and Depreciation
Property and equipment are reflected at cost of acquisition and are depreciated on various methods utilizing the following estimated lives:

Machinery and Equipment	5 Years
Office Equipment	5 Years

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

In June 2009, the FASB issued revised authoritative guidance related to variable interest entities, which requires entities to perform a qualitative analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity.  The guidance also requires an ongoing reassessment of variable interests and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary.  This guidance, which was reissued by the FASB in December 2009 as ASU  No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” amends ASC Topic 810, “Consolidation”, and will be effective as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009 (January 1, 2010 for the Company).  The adoption of this guidance had no impact on its consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Updated (ASU) No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC 820, “Fair Value Measures and Disclosures.”  ASU No. 2010-06 amends the ASC to require disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also require more detailed disclosure about the activity within Level 3 fair value measurements.  The changes to the ASC as a result of this update are effective for annual and interim reporting periods beginning after December 15, 2009 (January 1, 2010 for the Company), except for the requirements related to Level 3 disclosures, which are effective for annual and interim reporting periods beginning after December 15, 2010 (January 1, 2011 for the Company).  This guidance requires new disclosures only, and had no impact on the Company’s consolidated financial statements.

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY, INC.)
(A DEVELOPMENT STAGE COMPANY)
(A NEVADA CORPORATION)
Keyport, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note D -	Property and Equipment
Property and equipment consisted of the following:

December 31,	2010	2009

Machinery and Equipment	$45,652	$45,652
Office Equipment	2,398	2,398
	$48,050	$48,050
Less: Accumulated Depreciation	35,814	27,657

Net Property and Equipment	$12,236	$20,393

Depreciation expense for the years ended December 31, 2010 and 2009 was $8,157 and $14,587, respectively.

Note E -	Licensing Rights

Licensing Rights were bought in February 2006 and have a life of 25 years. However, since the Company was in the development stage in 2007 and 2006 the rights are being amortized over 23 years.  At December 31, 2010, the Company determined that the remaining value of the license rights was impaired and recorded as an impairment charge of $130,505 to reduce the value to zero.  License rights consist of the following:

December 31,	2010	2009

Licensing Rights	$––	$150,000
Less: Accumulated Depreciation	––	12,996

Net Licensing Rights	$––	$137,004

Amortization expense for each of the years ended December 31, 2010 and 2009 was $6,498.

Note F-	Related Party Transactions
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

The advances are non-interest bearing and is due upon demand. Due from related party consists of the following:

December 31,	2010	2009

Edesia Emprise, LLC	$78,937	$133,938

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

Edesia Emprise, LLC has entered into a subcontract agreement with Sunrise Bakery, located in Brooklyn, New York, to produce the cones for the Pizza Cono product on behalf of Edesia Emprise, LLC

Due to Officer

Certain disbursements of the Company have been paid by an officer of the Company.  The balance at December 31, 2010 and 2009 was $695,025 and $624,366, respectively.  There are no established repayment terms.  For the years ended December 31, 2010 and 2009, the Company has imputed interest at the applicable federal rate of 1.53% and 2.64%, respectively. Accrued interest was $43,729 and $33,635, at December 31, 2010 and 2009, respectively.

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

On December 16, 2009, Azure renegotiated the original convertible promissory note, waived all past due interest on the note through November 1, 2009, and assigned $18,000 of the note to various holders.  Prior to December 31, 2009, those holders converted their notes payable of $18,000 to 18,000,000 shares common stock.  At December 31, 2009 note payable to Azure was $182,000. On January 11, 2010, Azure converted their note payable of $182,000 and accrued interest of $2,547 to 2,000,000 shares common stock.  For the years ended December 31, 2010 and 2009, interest expense was $-0- and $2,547, respectively.

.
The Company also has a note payable to DT Crystal Limited accruing interest at 10% annual which is due upon demand.  The note is convertible at option of the holder into restricted stock of Cono (Nevada).  At December 31, 2010 and 2009 note payable to DT Crystal was $55,177 and $49,987, respectively.  Interest expense for the years ended December 31, 2010 and 2009 was $5,190 and $1,999, respectively.

Note H -	Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $1,765,931 at December 31, 2010.

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

It has been agreed by the Company, Mr. Smith, a director and Mr. Kaminski that pursuant to separate stock option agreements, Mr. Smith will be granted options to purchase 2,000,000 shares of the Company’s common stock at $.01 per share and Mr. Kaminski will be granted options to purchase 1,500,000 shares of the Company’s common stock at $.01 per share.  These options will vest in one year and will expire in three years.  As of December 31, 2010, the stock agreements have not been executed, therefore the options have not been granted.

On January 24, 2011 Joseph Masselli was relieved from his position as President and Chief Operating Officer.

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

Options outstanding at the date of acquisition were 336. All outstanding options were fully vested and expensed prior to the acquisition.

		Year Ended
		December 31, 2010
	Number of	Weighted - Average
Options	Options	Exercise Price
Balance at Acquisition	336	$120
Granted	––	––
Exercised	––	––
Cancelled	––	––
Balance at December 31, 2010	336	$120

Options Exercisable at December 31, 2010	336	$120

The aggregate intrinsic value of the options outstanding and the options exercisable on December 31, 2010 is $-0-.

The following table summarizes information about options outstanding and exercisable at December 31, 2010:

Weighted
	Options	Average	Options
	Outstanding	Contractual Life	Exercisable
Exercise Price	Number	(In Years)	Number

$120	336.85		336

As of December 31, 2010, there was no unrecognized compensation cost related to non-vested stock options.

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

A full valuation allowance has been established against the deferred tax assets for the years ended December 31, 2010 and 2009 as utilization of the loss carry forwards and realization of other deferred tax assets cannot be reasonably assured.

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

As an inducement for Pino Gelato, Inc to buy the distribution and franchise rights, the Company agreed to issue 375,000 shares of common stock to Pino upon receipt of the first and final installment of the agreement.  Common stock amounting to 250,000 shares were issued prior to the execution of the amendment in October, 2009 with the remaining 125,000 shares to be issued upon receipt of the final $25,000 cash payment from Pino. As of December 31, 2010, the final payment has been received from Pino and the related 125,000 shares were issued. The fair market value of the common stock issued in connection with the installment payments made has been recorded as an offset to the payments received under the agreement.  The payments received have been recorded as deferred licensing revenue in the accompanying consolidated financial statements.  The licensing revenue is being amortized to revenue over the initial license term of ten (10) years.

The Company is also entitled to ten (10) percent of all franchise revenue generated by Pino Gelato.

On December 22, 2010, Pino Gelato terminated its relationship with the Company. The remaining deferred revenue balance of $75,691 was recorded as additional paid-in capital for the common stock issued in conjunction with the agreement. Each party will retain what they have been given.

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY, INC.)
(A DEVELOPMENT STAGE COMPANY)
(A NEVADA CORPORATION)
Keyport, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note M -	Other Matters

On November 6, 2009, Cono Italiano (Delaware) entered into a Commitment Letter, pursuant to which, one of the Company’s shareholders, Lara Mac has agreed to provide financing to Cono Italiano, Inc., with such funds as the Company’s Board of Directors shall deem to be sufficient to maintain the Company’s ordinary course of business operations (the “Commitment Amount”).  We may draw on the Commitment Amount in monthly tranches in accordance with our operating requirements as set forth in our business plan. The available Commitment Amount will be reduced by the aggregate cash proceeds received by the Company which are derived from the issuance of any equity securities and Company gross revenues. Draws on the Commitment Amount will be made on terms of unsecured notes, with interest set on each note as of the date of the draw at prime rate plus two percent per annum. The notes will mature and become repayable thirty calendar days after demand at any time following the earlier of (a) December 31, 2010 or (b) the date upon which we are in receipt of revenues or proceeds from the sales of equity securities. We will give Lara Mac customary representations and warranties regarding the good standing of our Company and status of progress in respect of our Company business plan prior to each draw on the Commitment Amount, and we will provide certifications and covenants regarding use of proceeds of each draw, which will be in customary forms reasonably requested by Lara Mac as determined by reference to similar lenders making similar loans to similar companies. Lara Mac will not be required to make any loans under the Commitment Amount to us if we are unable to make the representations, warranties, certifications or covenants, or if we are in breach of any previously given representations, warranties, certifications or covenants. If we breach any of the notes, the default rate will be 15% per annum and Lara Mac may seek recourse against our company for repayment of all of the notes. As of December 31, 2010, no funds have been borrowed.

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

In addition to this agreement Cono issued 100,000 shares of common stock to the 2 sole stockholders of Interstate in exchange for the use of Interstate’s facility for 1 (one) year at an approximate value of $36,000 for the calendar year 2011, included in prepaid expenses.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A:	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act of 1934, as amended, (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of, and with the participation of, our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as they existed on December 31, 2010.  Based on their evaluation of our disclosure controls and procedures as of December 31, 2010, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company’s disclosure controls and procedures were not effective for the purposes described above.

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

Management has evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2010. Management based its assessment on the framework set forth in COSO’s Internal Control – Integrated Framework (1992) in conjunction with Securities and Exchange Commission Release No. 33-8820 entitled “Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities and Exchange Commission.”  Based on its assessment, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2010, because of certain material weaknesses addressed below.

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

ITEM 9B:	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCEMANAGEMENT AND CERTAIN SECURITY HOLDERS

Directors, Executive Officers, Promoters and Control Persons

The following table presents information with respect to our officers, directors and significant employees as of April 1, 2011:

Name	Age	Position
Mitchell Brown	45	Chief Executive Officer and Director
Alex J. Kaminski	45	Chief Financial Officer, Treasurer and Director
Steve Savage	53	Secretary and Director
Scott Smith	45	Director

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

Summary Compensation Table

Name and Principal Position	Year (1)(2)	Salary ($)	Stock Awards ($)	Total

Mitchell Brown, Chief Executive Officer and Director (3)	2010 2009	0 0	0 140,005	0 140,005

Joseph Masselli, former President, former Chief Operating Officer and former Director (3)(4)	2010 2009	0 0	0 0	0 0

Alex J. Kaminski, Chief Financial Officer, Treasurer and Director (3)	2010 2009	0 0	0 0	0 0

Steve Savage, Secretary and Director (3)	2010 2009	0 0	0 0	0 0

Officers serving the Company prior to the acquisition of Cono Italiano (Delaware):

James Pak Chiu Leung former CEO, former President, former Director (5)	2010 2009	0 70,000	0 0	0 70,000

Robert G. Clarke, former CEO(6)	2010 2009	0 0	0 0	0 0

Michel St-Pierre, former CFO (7)	2010 2009	0 116,694	0 0	0 116,694

(1)	No officers earned over $100,000 in any of the three preceding fiscal years, other than as set forth above.
(2)
The Company’s fiscal year previously ended on January 31 st . The Company changed its fiscal year-end from November 30, 2006 to January 31, 2007, and on November 12, 2009 the Company changed its fiscal year end to December 31st.  The 2010 and 2009 fiscal years for Mitchell Brown, Joseph Masselli, Alex J. Kaminski and Steve Savage refer to the fiscal years ended December 31, 2010 and December 31, 2009. The 2009 fiscal year for Mr. Leung, Mr. Clarke and Mr. St-Pierre refer to the fiscal years ended January 31, 2009.  These individuals were not compensated thereafter.

(3)	To date, each of Mitchell Brown, Joseph Masselli, Alex J. Kaminski and Steve Savage have not been paid cash compensation by either the Company or Cono Italiano (Delaware).
(4)	On January 28, 2011, Mr. Masselli was relieved of his position as the Company’s President and Chief Operating Officer, and as a member of the Company’s Board of Directors.
(5)
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

(6)	Mr. Clarke was appointed as the Company’s President and CEO on September 12, 2008; he resigned from these positions on June 4, 2009.
(7)	Mr. St-Pierre served as the Chief Financial Officer of the Company from January 9, 2007 until June 22, 2009.

None of the officers earned any bonus, restricted stock awards, LTIP Payouts or any other annual or long term compensation other than the stock awards paid to each of Mr. Brown, Mr. Masselli and Mr. Savage by Cono Italiano (Delaware).

Outstanding Equity Awards at Fiscal Year-End (1)

As of the end of our most recent fiscal year, December 31, 2010, Mitchell Brown, our Chief Executive Officer and Director, Joseph Masselli, our President, Chief Operating Officer and Director, Alex J. Kaminski, our Chief Financial Officer, Treasurer and Director and Steve Savage, our Secretary and Director have not been issued any options in the Company.

The following table provides the information regarding outstanding options owned by the named executive officers and directors as of December 31, 2010.  We have never granted any stock appreciation rights.  The shares set forth below reflect our August 10, 2009 one for sixty stock split.

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

(1) Mr. Leung served as the Chief Executive Officer, President and Director of the Company from June 5, 2006 to September 9, 2008.
(2) Mr. Pellerin resigned as the Company’s secretary on June 19, 2009.

Director Compensation

The persons who served as members of our board of directors, including executive officers, did not receive any compensation for services as a director in either the fiscal year ended December 31, 2010 or the fiscal year ended December 31, 2009.

The Company has employment agreements with each of Mitchell Brown, Joseph Masselli, Alex Kaminski and Steve Savage.  These directors will not be separately compensated for their service as directors, as they are also serving as officers of the Company.  The Company does not have an employment or other compensation agreement with Scott Smith, who was compensated according to the schedule above.  Mr. Smith, who will be serving only as a director and not as an officer will be paid a fee of $18,000 per annum, which is presently being deferred.

Employment Contracts

On December 30, 2009, the Company entered into employment agreements with each of the officers serving the Company.  The employment agreements contained the following material provisions: (i) two-year terms with automatic renewal provisions unless notice is given by either party 30 days prior to renewal; (ii) commitment of a substantial portion of their professional time to the Company, consisting of 75% of their time for Mitchell Brown and 60% of their time for each of Alex Kaminski and Steve Savage; and (iii) and additional customary employment agreement terms and conditions.  The officers have agreed that they will not receive any compensation for their services to the Company prior to January 1, 2012.  The compensation of the officers has been set as follows:

Officer	Annual Salary
Mitchell Brown, Chief Executive Officer	$125,000
Alex Kaminski, Chief Financial Officer and Treasurer	$50,000
Steve Savage, Secretary	$50,000

It has been agreed by the Company, Mr. Smith and Mr. Kaminski that pursuant to separate stock option agreements, Mr. Smith will be granted options to purchase 2,000,000 shares of the Company’s common stock at $.01 per share and Mr. Kaminski will be granted options to purchase 1,500,000 shares of the Company’s common stock at $.01 per share.  These options will vest in one year and will expire in three years.

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

During the year ended November 30, 2006, the Company issued 517,500 stock options to officers and directors of the Company with an average exercise price of $0.30 per share. Of the stock options issued, 450,000 were vested on October 5, 2006, 33,750 were vested on November 1, 2006 and the balance vested on November 1, 2007.  Following the resignation of one of our directors in January 2007, 70,000 such options were cancelled. During the month of August, 2007, the Company issued 50,000 stock options to officers and directors of the Company with an average exercise price of $2.86 per share. Of the stock options issued, 50,000 vested on August 1, 2007.  No options were exercised during the years ended January 31, 2009 or December 31, 2009.  As of January 31, 2009 we had three directors and officers eligible to receive options under the Equity Incentive Plan.  Options to buy 277,500 shares of common stock (equal to 4,625 shares of common stock after the 1 for 60 stock split) were outstanding under the Equity Incentive Plan and 1,722,500 shares remained available for grants under this plan.  As of December 31, 2010, we had five officers and directors eligible to receive options under the Equity Incentive Plan.  Options to buy 336 shares of common stock were outstanding under the Equity Incentive Plan and 1,999,664 options remained eligible for grant.

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

The following table sets forth, as of the close of business on April 11, 2011, the total number of shares owned beneficially by the Company’s directors, officers and key employees, and any person (including any group) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities.  Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated. The percentage of ownership set forth below reflects each holder's ownership interest in the 92,359,988 shares of the Company's common stock outstanding as of April 11, 2011.  The number of shares set forth below reflect both our August 10, 2009 one for sixty stock split, and our share exchange which was entered into as of November 12, 2009.

Amount and Nature of
Beneficial Ownership

Name and Address of Beneficial Owner	Shares	Options/ Warrants (1)	Total (1)	Percentage of Shares Outstanding (1)
Five Percent Stockholders
Lara Mac Inc.(2)	36,000,000	0	36,000,000	39.0%
Joseph H. Masselli	15,000,000	0	15,000,000	16.2%
Executive Officers and Directors
Mitchell Brown, Chief Executive Officer and Director (2)	36,000,000	0	36,000,000	39%

Alex J. Kaminski, Chief Financial Officer, Treasurer and Director	0	0	0	0%
Steve Savage, Secretary and Director	750,000	0	750,000	.8%
Scott Smith, Director	0	0	0	0%
All officers and directors as group (4 persons)	36,750,000	0	36,750,000	39.8%
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

After giving effect to the Share Exchange, Mitchell Brown, both as an individual and through his control of Lara Mac, controls 36,000,000 shares of the Company’s common stock.  These shares constitute 39% of the Company’s 92,359,988 issued and outstanding shares as of April 11, 2011.

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

Audit Fees

The aggregate fees of EFP Rotenberg LLP for professional services rendered for the audit of the Company's annual financial statements for the years ended December 31, 2010 and 2009, totaled $22,500 and $17,000, respectively.

Audit-Related Fees

The aggregate fees billed by EFP Rotenberg LLP for audit related services for the years ended December 31, 2010 and 2009, and which are not disclosed in "Audit Fees" above, were $14,100 and $31,500, respectively. These fees included fees related to procedures performed for the Company in connection with (i) the filing of a Registration Statement on Form S-1; and (ii) the Company’s acquisition of Cono Italiano (Delaware).

Tax Fees

The aggregate fees billed by EFP Rotenberg LLP for tax compliance for each of the years ended December 31, 2010 and 2009, were $0.

All Other Fees

The aggregate fees billed by EFP Rotenberg LLP for services other than those described above, for the years ended December 31, 2010 and 2009, were $0.

Audit Committee Pre-Approval Policies

Our Board of Directors reviewed the audit and non-audit services rendered by EFP Rotenberg LLP during the periods set forth above and concluded that such services were compatible with maintaining the auditors’ independence. All audit and non-audit services performed by our independent accountants are pre-approved by our Board of Directors to assure that such services do not impair the auditors’ independence from us.

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

Exhibit 10.59
Manufacturing Agreement, by and between Interstate Caterers and the Company, dated as of August 2010, incorporated by reference to Exhibit 10.59 to the Company’s Report on Form 10-Q, filed with the Securities and Exchange Commission on November 15, 2010.

Exhibit 10.60
Consulting Agreement, by and between the Dettman Group, LLC and the Company, dated as of September 15, 2010, incorporated by reference to Exhibit 10.59 to the Company’s Report on Form 10-Q, filed with the Securities and Exchange Commission on November 15, 2010.

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

Dated:   April 15, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mitchell Brown
Name:	Mitchell Brown
Title:	Director
Dated:	April 15, 2011

/s/ Alex J. Kaminski
Name:	Alex J. Kaminski
Title:	Director
Dated:	April 15, 2011

/s/ Steve Savage
Name:	Steve Savage
Title:	Director
Dated:	April 15, 2011

/s/ Scott Smith
Name:	Scott Smith
Title:	Director
Dated:	April 15, 2011

Exhibit Index

Exhibit No.	Description of Exhibits

Exhibit 3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on December 17, 2004.

Exhibit 3.2	Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on December 17, 2004.

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

Exhibit 10.59
Manufacturing Agreement, by and between Interstate Caterers and the Company, dated as of August 2010, incorporated by reference to Exhibit 10.59 to the Company’s Report on Form 10-Q, filed with the Securities and Exchange Commission on November 15, 2010.

Exhibit 10.60
Consulting Agreement, by and between the Dettman Group, LLC and the Company, dated as of September 15, 2010, incorporated by reference to Exhibit 10.59 to the Company’s Report on Form 10-Q, filed with the Securities and Exchange Commission on November 15, 2010.

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