Form 10-Q
period 2011-03-31
Cono Italiano, Inc.
filed 2011-05-20
CIK 1307701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2011

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The Issuer had 92,359,988 shares of Common Stock, par value $.001, outstanding as of May 17, 2011.

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
MARCH 31, 2011

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY INC.)
(A DEVELOMENT STAGE COMPANY)
(A NEVADA CORPORATION)
Keyport, New Jersey

TABLE OF CONTENTS

Consolidated Balance Sheets at March 31, 2011 (Unaudited) and December 31, 2010	F-2

Consolidated Statements of Operations for the Three Months Ended March 31, 2011 and 2010 and the Period from Inception (March 2, 2006) Through March 31, 2011	F-4

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010 and the Period from Inception (March 2, 2006) Through March 31, 2011	F-5

Notes to Consolidated Financial Statements	F-6 - F-16

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY LTD.)
(A DEVELOPMENT STAGE COMPANY)
(A NEVADA CORPORATION)
Keyport, New Jersey

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2011	2010

ASSETS
Cash and Cash Equivalents	$760	$665
Due from Related Party	63,937	78,937
Prepaid Expenses	111,010	120,226

Total Current Assets	175,707	199,828

Property and Equipment - Net of Accumulated Depreciation	10,942	12,236

Total Assets	$186,649	$212,064

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Accounts Payable	$135,508	$135,508
Accrued Expenses	68,436	53,466
Accrued Legal Expense	172,161	182,043
Accrued Interest	47,980	43,729
Notes Payable	56,556	55,177
Due to Officer	698,875	695,025

Total Liabilities	1,179,516	1,164,948

Stockholders' Deficit
Common Stock - $.001 Par; 100,000,000 Shares Authorized, 92,359,988 and 92,005,988 Shares Issued and Outstanding	92,360	92,006
Additional Paid-In-Capital	811,591	721,041
Deficit Accumulated During Development Stage	(1,896,818)	(1,765,931)

Total Stockholders' Deficit	(992,867)	(952,884)

Total Liabilities and Stockholders' Deficit	$186,649	$212,064

The accompanying notes are an integral part of these financial statements.

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY LTD.)
(A DEVELOPMENT STAGE COMPANY)
(A NEVADA CORPORATION)
Keyport, New Jersey

CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT FOR THE PERIOD FROM DATE OF INCEPTION (MARCH 2, 2006) THROUGH MARCH 31, 2011

				Deficit
	Common Stock		Additional	Accumulated	Total
	$ .001 Par		Paid-In	During	Stockholders'
	Shares	Amount	Capital	Development Stage	Deficit

Balance - March 2, 2006	—	$—	$—	$—	$—

Common Stock Issued for Contribution of License Rights and Equipment (1)	6,000,000	6,000	159,000	—	165,000

Net Loss	—	—	—	—	—

Balance - December 31, 2006 (1)	6,000,000	6,000	159,000	—	165,000

Net Loss	—	—	—	(50,290)	(50,290)

Balance - December 31, 2007	6,000,000	6,000	159,000	(50,290)	114,710

Additional Paid-In-Capital - Deemed Distribution	—	—	(312,000)	—	(312,000)

Common Stock Issued to Prior Owners	3,000,000	3,000	54,000	—	57,000

Common Stock Issued in Exchange for Services	44,250,000	44,250	434,494	—	478,744

Net Loss	—	—	—	(929,795)	(929,795)

Balance - December 31, 2008	53,250,000	53,250	335,494	(980,085)	(591,341)

Common Stock Issued in Exchange for Services	7,616,428	7,616	178,777	—	186,393

Common Stock Issued for Cash	262,000	262	64,608	—	64,870

Common Stock Issued for Related Party Expense	500,000	500	69,500	—	70,000

Acquisition of Shell (1)	242,560	243	(272,946)	—	(272,703)

Common Stock Issued to Relieve Accounts Payable	10,000	10	3,490	—	3,500

Common Stock Issued for Note Payable Conversion	18,000,000	18,000	—	—	18,000

Net Loss	—	—	—	(437,325)	(437,325)

Balance - December 31, 2009	79,880,988	79,881	378,923	(1,417,410)	(958,606)

Common Stock Issued for Note Payable Conversion	2,000,000	2,000	182,547	—	184,547

Common Stock Issued in Exchange for Services	10,000,000	10,000	83,880	—	93,880

Common Stock Issued - Licensing Agreement	125,000	125	75,691	—	75,816

Net Loss	—	—	—	(348,521)	(348,521)

Balance - December 31, 2010	92,005,988	$92,006	$721,041	$(1,765,931)	$(952,884)

Common Stock Issued in Exchange for Services	3,354,000	3,354	110,266	—	113,620

Common Stock Cancelled	(3,000,000)	(3,000)	(19,716)	—	(22,716)

Net Loss for the Period	—	—	—	(130,887)	(130,887)

Balance - March 31, 2011	92,359,988	$92,360	$811,591	$(1,896,818)	$(992,867)

(1)
The stockholders equity of Cono Italiano, Inc. has been recapitalized to give effect to the shares received by the existing shareholders of Cono Italiano, Inc. from the share exchange agreement with Tiger Renewable Energy Inc.

The accompanying notes are an integral part of these financial statements.

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY LTD.)
(A DEVELOPMENT STAGE COMPANY)
(A NEVADA CORPORATION)
Keyport, New Jersey

CONSOLIDATED STATEMENTS OF OPERATIONS

			Period From
			Date of Inception
			(March 2, 2006)
			Through
For the Three Months Ended March 31,	2011	2010	March 31, 2011

Sales	$—	$2,527	$33,994

Cost of Sales	—	—	9,123

Gross Profit	—	2,527	24,871

Expenses
Selling and Direct	—	—	184,870
Compensation Expense	—	—	420,005
General and Administrative	125,256	43,215	1,130,414
Interest Expense	5,631	5,443	59,095
Loss on Impairment of License Right	—	—	130,505
Gain on Sale of Assets	—	—	(3,200)

Total Expenses	130,887	48,658	1,921,689

Net Loss for the Period	$(130,887)	$(46,131)	$(1,896,818)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.04)

Weighted Average Common Shares Outstanding	94,644,370	81,636,544	42,345,370

The accompanying notes are an integral part of these financial statements.

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY LTD.)
(A DEVELOPMENT STAGE COMPANY)
(A NEVADA CORPORATION)
Keyport, New Jersey

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period From
			Date of Inception
			(March 2, 2006)
			Through
For the Three Months Ended March 31,	2011	2010	March 31, 2011

Cash Flows from Operating Activities

Net Loss for the Period	$(130,887)	$(46,131)	$(1,896,818)

Adjustments to Reconcile Net Loss for the Period to Net Cash Flows from Operating Activities:
Amortization	—	1,625	19,494
Depreciation	1,294	2,039	39,058
Common Stock Issued in Exchange for Services	91,120	—	744,093
Expense to Prior Owners	—	—	257,000
Gain on Sale of Assets	—	—	(3,200)
Loss on Impairment of License Right	—	—	130,505
Rent Expense	9,000	—	9,000
Changes in Assets and Liabilities:
Prepaid Expenses	—	—	(14,182)
Accounts Payable	—	(1,755)	(24,458)
Accrued Expenses	14,969	5,267	68,435
Accrued Legal Expense	(9,882)	14,160	109,997
Accrued Interest	5,631	5,443	59,096
Deferred Revenues	—	(2,526)	75,818

Net Cash Flows from Operating Activities	(18,755)	(21,878)	(426,162)

Net Cash Flows from Investing Activities
Proceeds from Sale of Asset	—	—	5,000
Acquisition of Cash in Reorganization	—	—	916
Purchase of Property and Equipment	—	—	(36,802)

Net Cash Flows from Investing Activities	—	—	(30,886)

Cash Flows from Financing Activities
Cash Proceeds from Sale of Stock	—	—	64,870
Cash Received from (Advance to) - Related Party	15,000	—	6,063
Due to Officer	3,850	12,500	386,875

Net Cash Flows from Financing Activities	18,850	12,500	457,808

Net Change in Cash and Cash Equivalents	95	(9,378)	760

Cash and Cash Equivalents - Beginning of Year	665	10,658	—

Cash and Cash Equivalents - End of Year	$760	$1,280	$760

Supplemental Non-Cash Investing and Financing Activities:
Acquisition of Accounts Payable in Reorganization	$—	$—	$210,132
Acquisition of Notes Payable in Reorganization	$—	$—	$47,988
Deemed Distribution	$—	$—	$312,000
Common Stock Issued (Retired) for Prepaid Expenses	$(216)	$—	$105,828
Common Stock Issued to Relieve Accounts Payable	$—	$—	$3,500
Common Stock Issued for Note Payable Conversion	$—	$—	$202,547
Common Stock Issued for Related Party Payable	$—	$—	$70,000

Cash Paid During the Period for:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

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

The advances are non-interest bearing and is due upon demand.  Due from related party consists of the following:

	March 31,	December 31,
	2011	2010

Edesia Emprise, LLC	$63,937	$78,937

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

Edesia Emprise, LLC has entered into a subcontract agreement with Sunrise Bakery, located in Brooklyn, New York, to produce the cones for the Pizza Cono product on behalf of Edesia Emprise, LLC.

Due to Officer
Certain disbursements of the Company have been paid by an officer of the Company.  The balance at March 31, 2011 and December 31, 2010 was $698,875 and $695,025, respectively.  There are no established repayment terms.  For the periods ended March 31, 2011 and December 31, 2010, the Company has imputed interest at the applicable federal rate of 2.44% and 1.53%, respectively. Accrued interest was $47,980 and $43,729, at March 31, 2011 and December 31, 2010, respectively

- continued –

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

On December 16, 2009, Azure renegotiated the original convertible promissory note, waived all past due interest on the note through November 1, 2009, and assigned $18,000 of the note to various holders.  Prior to December 31, 2009, those holders converted their notes payable of $18,000 to 18,000,000 shares common stock.  At December 31, 2009 note payable to Azure was $182,000. On January 11, 2010, Azure converted their note payable of $182,000 and accrued interest of $2,547 to 2,000,000 shares common stock.  For the years ended March 31, 2011 and 2010, interest expense was $-0- and $2,547, respectively.

The Company also has a note payable to DT Crystal Limited accruing interest at 10% annual which is due upon demand.  The note is convertible at option of the holder into restricted stock of Cono (Nevada).  At March 31, 2011 and December 31, 2010 note payable to DT Crystal was $56,556 and $55,177, respectively.  Interest expense for the three months ended March 31, 2011 and 2010 was $1,379 and $1,250, respectively.

Note F -	Going Concern
The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $1,896,818 at March 31, 2011.

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

It has been agreed by the Company, Mr. Smith, a director and Mr. Kaminski that pursuant to separate stock option agreements, Mr. Smith will be granted options to purchase 2,000,000 shares of the Company’s common stock at $.01 per share and Mr. Kaminski will be granted options to purchase 1,500,000 shares of the Company’s common stock at $.01 per share.  These options will vest in one year and will expire in three years.  As of March 31, 2011, the stock agreements have not been executed, therefore the options have not been granted.

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

- continued -

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY, INC.)
(A DEVELOPMENT STAGE COMPANY)
(A NEVADA CORPORATION)
Keyport, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note H –	Stock Based Compensation Expense - continued
Options outstanding at the date of acquisition were 336. All outstanding options were fully vested and expensed prior to the acquisition.

	Number of	Weighted - Average
Options	Options	Exercise Price
Balance at December 31, 2010	336	$120
Granted	––	––
Exercised	––	––
Cancelled	––	––
Balance at March 31, 2011	336	$120

Options Exercisable at March 31, 2011	336	$120

The aggregate intrinsic value of the options outstanding and the options exercisable during the three months ended March 31, 2011 is $-0-.

The following table summarizes information about options outstanding and exercisable at March 31, 2011:
Weighted
	Options	Average	Options
	Outstanding	Contractual Life	Exercisable
Exercise Price	Number	(In Years)	Number

$120	336	.85	336

As of March 31, 2011, there was no unrecognized compensation cost related to non-vested stock options.

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

As an inducement for Pino Gelato, Inc to buy the distribution and franchise rights, the Company agreed to issue 375,000 shares of common stock to Pino upon receipt of the first and final installment of the agreement.  Common stock amounting to 250,000 shares were issued prior to the execution of the amendment in October, 2009 with the remaining 125,000 shares to be issued upon receipt of the final $25,000 cash payment from Pino. As of December 31, 2010, the final payment has been received from Pino and the related 125,000 shares were issued. The fair market value of the common stock issued in connection with the installment payments made has been recorded as an offset to the payments received under the agreement.  The payments received have been recorded as deferred licensing revenue in the accompanying consolidated financial statements.  The licensing revenue was being amortized to revenue over the initial license term of ten (10) years.

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
On November 6, 2009, Cono Italiano (Delaware) entered into a Commitment Letter, pursuant to which, one of the Company’s shareholders, Lara Mac has agreed to provide financing to Cono Italiano, Inc., with such funds as the Company’s Board of Directors shall deem to be sufficient to maintain the Company’s ordinary course of business operations (the “Commitment Amount”).  We may draw on the Commitment Amount in monthly tranches in accordance with our operating requirements as set forth in our business plan. The available Commitment Amount will be reduced by the aggregate cash proceeds received by the Company which are derived from the issuance of any equity securities and Company gross revenues. Draws on the Commitment Amount will be made on terms of unsecured notes, with interest set on each note as of the date of the draw at prime rate plus two percent per annum. The notes will mature and become repayable thirty calendar days after demand at any time following the earlier of (a) December 31, 2010 or (b) the date upon which we are in receipt of revenues or proceeds from the sales of equity securities. We will give Lara Mac customary representations and warranties regarding the good standing of our Company and status of progress in respect of our Company business plan prior to each draw on the Commitment Amount, and we will provide certifications and covenants regarding use of proceeds of each draw, which will be in customary forms reasonably requested by Lara Mac as determined by reference to similar lenders making similar loans to similar companies. Lara Mac will not be required to make any loans under the Commitment Amount to us if we are unable to make the representations, warranties, certifications or covenants, or if we are in breach of any previously given representations, warranties, certifications or covenants. If we breach any of the notes, the default rate will be 15% per annum and Lara Mac may seek recourse against our company for repayment of all of the notes. As of March 31, 2011, no funds have been borrowed.

On August 1, 2010, Cono Italiano (Delaware) entered into a manufacturing agreement with Interstate Caterers for the purposes of manufacturing, producing and distributing “pizza cono”.  The term of the agreement shall continue in force and effect unless terminated by either party.  Cono will lease to Interstate equipment required for the manufacture of the product for $1 per year.  All equipment will remain the property of Cono and upon termination of the agreement be returned to Cono by Interstate. In addition to this agreement Cono issued 100,000 shares of common stock to the 2 sole stockholders of Interstate in exchange for the use of Interstate’s facility for 1 (one) year at an approximate value of $36,000 for the calendar year 2011, included in prepaid expenses.  At March 31, 2011, $9,000 has been expensed to Rent.

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

We identified Cono Italiano (Delaware) as a business venture that would be suitable for future operation. On November 12, 2009, we entered into an agreement with the shareholders of Cono Italiano (Delaware) pursuant to which we acquired all of the issued and outstanding shares of the Cono Italiano (Delaware) and we now operate Cono Italiano (Delaware) as a wholly-owned subsidiary of our Company.

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

Revenues

From inception through March 31, 2011, the Company has had total sales of $33,994. In the three month period ended March 31, 2011, Cono Italiano (Delaware) had total sales of $0, compared to total sales of $2,527 in the three month period ended March 31, 2010.

From inception through March 31, 2011, the Company’s gross profits have been $24,871.  The Company’s gross profits for the three month period ended March 31, 2011 were $0, which was a decrease from $2,527 for the three month period ended March 31, 2010.  In each of the three month periods ended March 31, 2011 and March 31, 2010, the Company had no cost of sales.

Financial Condition, Liquidity and Capital Resources

Through March 31, 2011, Cono Italiano (Delaware) has accrued total liabilities of $1,179,516 in the course of developing its operations. The Company’s expenditures are expected to increase as the Company expands its operations, expends additional funds on marketing, administration and new staff, and commences the payment of salaries to existing officers and directors (although the Company’s officers and directors have agreed that they will not receive any salary through December 31, 2011). Total liabilities increased from $1,164,948 at December 31, 2010 to $1,179,516 at March 31, 2011.  As of March 31, 2011, the Company’s liabilities included, in part, $698,875 due to an officer of the Company, $135,508 in accounts payable and $172,161 in accrued legal expenses.

The total assets of Cono Italiano (Delaware) decreased from $212,064 on December 31, 2010 to $186,649 at March 31, 2011. This included $63,937 due from a related party, which was a decrease from $78,937 at December 31, 2010.  Prepaid expenses were $111,010 as of March 31, 2011, which was a decrease from $120,226 on December 31, 2010.  Property and equipment, net of accumulated depreciation, were $10,942 as of March 31, 2011, a decline from $12,236 as of December 31, 2010.

As of March 31, 2011, Cono Italiano (Delaware) had $760 in cash and cash equivalents, as compared to $665 as of December 31, 2010. The main source of the Company’s cash has been loans from an officer; our Chief Executive Officer, Mitchell Brown, was owed $698,875 as of March 31, 2011, which total loan amount increased from $695,025 at December 31, 2010.

From inception through March 31, 2011, the Company’s total expenses have been $1,921,689. Total expenses for the three month period ended March 31, 2011 were $130,887, which included general and administrative expenses of $125,256 and interest expenses of $5,631.  This was an increase from the three month period ended March 31, 2010, in which total expenses were $48,658, consisting of general and administrative expenses of $43,215 and interest expenses of $5,443.

From inception through March 31, 2011, the Company’s selling expenses have been $184,870, compensation expenses have been $420,005, general and administrative expenses have been $1,130,414 and interest expenses were $59,095.

The Company’s net loss from inception through March 31, 2011 has been $1,896,818. The net loss for the three month period ended March 31, 2011 was $130,887, which was an increase from $46,131 for the three month period ended March 31, 2010.

The Company’s management believes that Cono Italiano will need additional capital to conduct business, grow and expand the Company. The terms and condition of any which we may receive financing could have a material adverse affect on our business, results of operations, liquidity and financial condition.

On November 9, 2009, Cono Italiano (Delaware) entered into a Commitment Letter, pursuant to which, one of our shareholders, Lara Mac has agreed to provide financing to Cono Italiano, Inc., with such funds as the Company’s Board of Directors shall deem to be sufficient to maintain the Company’s ordinary course of business operations (the “Commitment Amount”). Lara Mac is wholly owned by Mitch Brown, our Chief Executive Officer. We may draw on the Commitment Amount in monthly tranches in accordance with our operating requirements as set forth in our business plan. The available Commitment Amount will be reduced by the aggregate cash proceeds received by the Company which are derived from the issuance of any equity securities and Company gross revenues. Draws on the Commitment Amount will be made on terms of unsecured notes, with interest set on each note as of the date of the draw at prime rate plus two percent per annum. The notes will mature and become repayable thirty calendar days after demand at any time following the earlier of (a) December 31, 2010 or (b) the date upon which we are in receipt of revenues or proceeds from the sales of equity securities. We will give Lara Mac customary representations and warranties regarding the good standing of our Company and status of progress in respect of our Company business plan prior to each draw on the Commitment Amount, and we will provide certifications and covenants regarding use of proceeds of each draw, which will be in customary forms reasonably requested by Lara Mac as determined by reference to similar lenders making similar loans to similar companies. Lara Mac will not be required to make any loans under the Commitment Amount to us if we are unable to make the representations, warranties, certifications or covenants, or if we are in breach of any previously given representations, warranties, certifications or covenants. If we breach any of the notes, the default rate will be 15% per annum and Lara Mac may seek recourse against our company for repayment of all of the notes. As of March 31, 2011, there had been no borrowings under the Commitment Letter.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4: Controls and Procedures

As of the end of the period covered by this Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934 (the “Exchange Act”). Based on their evaluation of our disclosure controls and procedures as of March 31, 2011, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and this information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosures.

Management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties and concluded that such controls were not effective as of March 31, 2011.

Changes in Internal Control Over Financial Reporting

The Company is in the process of improving its internal control over financial reporting in an effort to remediate this material weakness by improving period-end closing procedures and requiring all period-end recurring and non-recurring adjustments be reviewed by the Chief Financial Officer.

As of March 31, 2011, there has been no change in the Company’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

The Company is not, and has not been during the period covered by this Quarterly Report, a party to any legal proceedings.

Item 1A: Risk Factors

Not Applicable.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3: Defaults Upon Senior Securities

Not Applicable.

Item 4: Reserved

Not Applicable.

Item 5: Other Information

On January 28, 2011 Joseph Masselli was relieved of his position of President and Chief Operating Officer of Cono Italiano Inc.  On March 15, 2011 Mr. Masselli’s service as a member of the Company’s Board of Directors terminated.

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

Dated: May 20, 2011
	By:	/s/ Mitchell Brown
		Name:	Mitchell Brown
		Title:	Principal Executive Officer

Dated: May 20, 2011
	By:	/s/ Alex J. Kaminski
		Name:	Alex J. Kaminski
		Title:	Principal Financial Officer and
Chief Accounting Officer