Form 10-Q
period 2011-06-30
Cono Italiano, Inc.
filed 2011-08-19
CIK 1307701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2011

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The Issuer had 94,759,988 shares of Common Stock, par value $.001, outstanding as of August 12, 2011.

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
JUNE 30, 2011

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY INC.)
(A DEVELOMENT STAGE COMPANY)
(A NEVADA CORPORATION)
Keyport, New Jersey

TABLE OF CONTENTS

Consolidated Balance Sheets at June 30, 2011 (Unaudited) and December 31, 2010	F-2

Consolidated Statements of Changes in Deficit for the Period from Date of Inception (March 2, 2006) Through June 30, 2011	F-3

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010 and the Period from Inception (March 2, 2006) Through June 30, 2011	F-4

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 and the Period from Inception (March 2, 2006) Through June 30, 2011	F-5

Notes to Consolidated Financial Statements	F-6 - F-16

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY LTD.)
(A DEVELOPMENT STAGE COMPANY)
(A NEVADA CORPORATION)
Keyport, New Jersey

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30	December 31,
	2011	2010

ASSETS
Cash and Cash Equivalents	$1,730	$665
Due from Related Party	39,937	78,937
Prepaid Expenses	83,087	120,226

Total Current Assets	124,754	199,828

Property and Equipment - Net of Accumulated Depreciation	9,649	12,236

Total Assets	$134,403	$212,064

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Accounts Payable	$135,508	$135,508
Accrued Expenses	44,582	53,466
Accrued Legal Expense	163,021	182,043
Accrued Interest	52,020	43,729
Notes Payable	57,970	55,177
Due to Officer	724,975	695,025

Total Liabilities	1,178,076	1,164,948

Stockholders' Deficit
Common Stock - $.001 Par; 100,000,000 Shares Authorized,
94,759,988 and 92,005,988 Shares Issued and Outstanding	94,760	92,006
Additional Paid-In-Capital	826,857	721,041
Deficit Accumulated During Development Stage	(1,965,290)	(1,765,931)

Total Stockholders' Deficit	(1,043,673)	(952,884)

Total Liabilities and Stockholders' Deficit	$134,403	$212,064

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY LTD.)
(A DEVELOPMENT STAGE COMPANY)
(A NEVADA CORPORATION)
Keyport, New Jersey

CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT FOR THE PERIOD FROM DATE OF INCEPTION (MARCH 2, 2006) THROUGH JUNE 30, 2011

				Deficit Accumulated
	Common Stock		Additional	During	Total
	$ .001 Par		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Balance - March 2, 2006	—	$—	$—	$—	$—

Common Stock Issued for Contribution of License Rights
and Equipment	6,000,000	6,000	159,000	—	165,000

Net Loss	—	—	—	—	—

Balance - December 31, 2006	6,000,000	6,000	159,000	—	165,000

Net Loss	—	—	—	(50,290)	(50,290)

Balance - December 31, 2007	6,000,000	6,000	159,000	(50,290)	114,710

Additional Paid-In-Capital - Deemed Distribution	—	—	(312,000)	—	(312,000)

Common Stock Issued to Prior Owners	3,000,000	3,000	54,000	—	57,000

Common Stock Issued in Exchange for Services	44,250,000	44,250	434,494	—	478,744

Net Loss	—	—	—	(929,795)	(929,795)

Balance - December 31, 2008	53,250,000	53,250	335,494	(980,085)	(591,341)

Common Stock Issued in Exchange for Services	7,616,428	7,616	178,777	—	186,393

Common Stock Issued for Cash	262,000	262	64,608	—	64,870

Common Stock Issued for Related Party Expense	500,000	500	69,500	—	70,000

Acquisition of Shell (1)	242,560	243	(272,946)	—	(272,703)

Common Stock Issued to Relieve Accounts Payable	10,000	10	3,490	—	3,500

Common Stock Issued for Note Payable Conversion	18,000,000	18,000	—	—	18,000

Net Loss	—	—	—	(437,325)	(437,325)

Balance - December 31, 2009	79,880,988	79,881	378,923	(1,417,410)	(958,606)

Common Stock Issued for Note Payable Conversion	2,000,000	2,000	182,547	—	184,547

Common Stock Issued in Exchange for Services	10,000,000	10,000	83,880	—	93,880

Common Stock Issued - Licensing Agreement	125,000	125	75,691	—	75,816

Net Loss	—	—	—	(348,521)	(348,521)

Balance - December 31, 2010	92,005,988	$92,006	$721,041	$(1,765,931)	$(952,884)

Common Stock Issued in Exchange for Services	5,754,000	5,754	125,532	—	131,286

Common Stock Cancelled	(3,000,000)	(3,000)	(19,716)	—	(22,716)

Net Loss for the Period	—	—	—	(199,359)	(199,359)

Balance - June 30, 2011	94,759,988	$94,760	$826,857	$(1,965,290)	$(1,043,673)

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY LTD.)
(A DEVELOPMENT STAGE COMPANY)
(A NEVADA CORPORATION)
Keyport, New Jersey

CONSOLIDATED STATEMENTS OF OPERATIONS

					Period From
					Date of Inception
	For the Three Months Ended		For the Six Months Ended		(March 2, 2006)
	June 30,		June 30,		Through
	2011	2010	2011	2010	June 30, 2011

Sales	$—	$2,527	$—	$5,054	$33,994

Cost of Sales	—	—	—	—	9,123

Gross Profit	—	2,527	—	5,054	24,871

Expenses
Selling and Direct	31,038	—	31,038	—	215,908
Compensation Expense	—	—	—	—	420,005
General and Administrative	31,980	50,734	157,236	93,949	1,162,394
Interest Expense	5,454	5,602	11,085	11,045	64,549
Loss on Impairment of License Right	—	—	—	—	130,505
Gain on Sale of Assets	—	—	—	—	(3,200)

Total Expenses	68,472	56,336	199,359	104,994	1,990,161

Net Loss for the Period	$(68,472)	$(53,809)	$(199,359)	$(99,940)	$(1,965,290)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.04)

Weighted Average Common Shares Outstanding	93,335,812	81,880,988	93,982,821	81,759,441	44,728,590

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY LTD.)
(A DEVELOPMENT STAGE COMPANY)
(A NEVADA CORPORATION)
Keyport, New Jersey

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period From
			Date of Inception
			(March 2, 2006)
			Through
For the Six Months Ended June 30,	2011	2010	June 30, 2011

Cash Flows from Operating Activities

Net Loss for the Period	$(199,359)	$(99,940)	$(1,965,290)

Adjustments to Reconcile Net Loss for the Period to
Net Cash Flows from Operating Activities:
Amortization	—	3,249	19,494
Depreciation	2,587	4,078	40,351
Common Stock Issued in Exchange for Services	131,286	—	784,259
Expense to Prior Owners	—	—	257,000
Gain on Sale of Assets	—	—	(3,200)
Loss on Impairment of License Right	—	—	130,505
Common Stock Issued in Lieu of Rent Expense	18,000	—	18,000
Changes in Assets and Liabilities:
Prepaid Expenses	(3,578)	—	(17,760)
Accounts Payable	—	(1,755)	(24,458)
Accrued Expenses	(8,884)	37,700	44,582
Accrued Legal Expense	(19,022)	14,160	100,857
Accrued Interest	11,085	11,046	64,550
Deferred Revenues	—	(5,054)	75,818

Net Cash Flows from Operating Activities	(67,885)	(36,516)	(475,292)

Net Cash Flows from Investing Activities
Proceeds from Sale of Asset	—	—	5,000
Acquisition of Cash in Reorganization	—	—	916
Purchase of Property and Equipment	—	—	(36,802)

Net Cash Flows from Investing Activities	—	—	(30,886)

Cash Flows from Financing Activities
Bank Overdraft	—	1,958	—
Cash Proceeds from Sale of Stock	—	—	64,870
Cash Received from (Advance to) - Related Party	39,000	—	30,063
Due to Officer	29,950	23,900	412,975

Net Cash Flows from Financing Activities	68,950	25,858	507,908

Net Change in Cash and Cash Equivalents	1,065	(10,658)	1,730

Cash and Cash Equivalents - Beginning of Period	665	10,658	—

Cash and Cash Equivalents - End of Period	$1,730	$—	$1,730

Supplemental Non-Cash Investing and Financing Activities:
Acquisition of Accounts Payable in Reorganization	$—	$—	$210,132
Acquisition of Notes Payable in Reorganization	$—	$—	$47,988
Deemed Distribution	$—	$—	$312,000
Common Stock Issued to Relieve Accounts Payable	$—	$—	$3,500
Common Stock Issued for Note Payable Conversion	$—	$184,547	$202,547
Common Stock Issued for Related Party Payable	$—	$—	$70,000

Cash Paid During the Period for:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

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

The advances are non-interest bearing and is due upon demand. Due from related party consists of the following:

	June 30,	December 31,
	2011	2010

Edesia Emprise, LLC	$39,937	$78,937

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

Due to Officer

Certain disbursements of the Company have been paid by an officer of the Company.  The balance at June 30, 2011 and December 31, 2010 was $724,975 and $695,025, respectively.  There are no established repayment terms.  For the periods ended June 30, 2011 and December 31, 2010, the Company has imputed interest at the applicable federal rate of 2.27% and 1.53%, respectively. Accrued interest was $52,020 and $43,729, at June 30, 2011 and December 31, 2010, respectively

- continued -

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY, INC.)
(A DEVELOPMENT STAGE COMPANY)
(A NEVADA CORPORATION)
Keyport, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note E -	Accrued Legal Expense

Accrued legal expense consists of legal services rendered to the Company in the ordinary course of business including SEC filings and the reverse merger.  Accrued legal expense at June 30, 2011 and December 31, 2010 was $163,021 and $182,043, respectively.

Note F -	Notes Payable

The Company has a note payable to DT Crystal Limited accruing interest at 10% annually which is due upon demand.  The note is convertible at option of the holder into restricted stock of Cono (Nevada).  At June 30, 2011 and December 31, 2010 note payable to DT Crystal was $57,970 and $55,177, respectively.  Interest expense for the six months ended June 30, 2011 and 2010 was $2,793 and $2,531, respectively.

Note G -	Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $1,965,290 at June 30, 2011.

.
The Company’s continued existence is dependent upon its ability to raise capital.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY INC.)
(A DEVELOPMENT STAGE COMPANY)
(A NEVADA CORPORATION)
Keyport, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note H –	Employment Contracts

On December 30, 2009 the Company entered into employment agreements with each of the officers serving the Company.  The employment agreements contained the following provisions: (i) two-year terms with automatic renewal provisions unless notice is given by either party 30 days prior to renewal; (ii) commitment of a substantial portion of their professional time to the Company, consisting of 75% of their time for Mitchell Brown and 60% of their time for each of Joseph Masselli, Alex Kaminski and Steve Savage; and (iii) additional customary employment agreement terms and conditions.  The officers have agreed that they will not receive any compensation for their services to the Company prior to January 1, 2012.  The compensation of the officers has been set as follows:

Annual
Officer	Salary
Mitchell Brown, Chief Executive Officer	$125,000
Joseph Masselli, President and Chief Operating Officer	$75,000
Alex Kaminski, Chief Financial Officer and Treasurer	$50,000
Steve Savage, Secretary	$50,000

It has been agreed by the Company, Mr. Smith, a director and Mr. Kaminski that pursuant to separate stock option agreements, Mr. Smith will be granted options to purchase 2,000,000 shares of the Company’s common stock at $.01 per share and Mr. Kaminski will be granted options to purchase 1,500,000 shares of the Company’s common stock at $.01 per share.  These options will vest in one year and will expire in three years.  As of June 30, 2011, the stock agreements have not been executed, therefore the options have not been granted.

On January 24, 2011 Joseph Masselli was relieved from his position as President and Chief Operating Officer.

Note I –	Stock Based Compensation Expense

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

- continued -

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY, INC.)
(A DEVELOPMENT STAGE COMPANY)
(A NEVADA CORPORATION)
Keyport, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note I –	Stock Based Compensation Expense - continued
Options outstanding at the date of acquisition were 336. All outstanding options were fully vested and expensed prior to the acquisition.

	Number of	Weighted - Average
Options	Options	Exercise Price
Balance at December 31, 2010	336	$120
Granted	––	––
Exercised	––	––
Cancelled	––	––

Balance at June 30, 2011	336	$120

Options Exercisable at June 30, 2011	336	$120

The aggregate intrinsic value of the options outstanding and the options exercisable during the six months ended June 30, 2011 is $-0-.

The following table summarizes information about options outstanding and exercisable at June 30, 2011:
Weighted
	Options	Average	Options
	Outstanding	Contractual Life	Exercisable
Exercise Price	Number	(In Years)	Number

$120	336.35		336

As of June 30, 2011, there was no unrecognized compensation cost related to non-vested stock options.

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY, INC.)
(A DEVELOPMENT STAGE COMPANY)
(A NEVADA CORPORATION)
Keyport, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note J -	Income Tax Compliance
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

Note K-	Other Matters

On November 6, 2009, Cono Italiano (Delaware) entered into a Commitment Letter, pursuant to which, one of the Company’s shareholders, Lara Mac has agreed to provide financing to Cono Italiano, Inc., with such funds as the Company’s Board of Directors shall deem to be sufficient to maintain the Company’s ordinary course of business operations (the “Commitment Amount”).  We may draw on the Commitment Amount in monthly tranches in accordance with our operating requirements as set forth in our business plan. The available Commitment Amount will be reduced by the aggregate cash proceeds received by the Company which are derived from the issuance of any equity securities and Company gross revenues. Draws on the Commitment Amount will be made on terms of unsecured notes, with interest set on each note as of the date of the draw at prime rate plus two percent per annum. The notes will mature and become repayable thirty calendar days after demand at any time following the earlier of (a) December 31, 2010 or (b) the date upon which we are in receipt of revenues or proceeds from the sales of equity securities. We will give Lara Mac customary representations and warranties regarding the good standing of our Company and status of progress in respect of our Company business plan prior to each draw on the Commitment Amount, and we will provide certifications and covenants regarding use of proceeds of each draw, which will be in customary forms reasonably requested by Lara Mac as determined by reference to similar lenders making similar loans to similar companies. Lara Mac will not be required to make any loans under the Commitment Amount to us if we are unable to make the representations, warranties, certifications or covenants, or if we are in breach of any previously given representations, warranties, certifications or covenants. If we breach any of the notes, the default rate will be 15% per annum and Lara Mac may seek recourse against our company for repayment of all of the notes. As of June 30, 2011, no funds have been borrowed.

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

In addition to this agreement Cono issued 100,000 shares of common stock to the 2 sole stockholders of Interstate in exchange for the use of Interstate’s facility for 1 (one) year at an approximate value of $36,000 for the calendar year 2011, included in prepaid expenses.  For the six months ended  June 30, 2011, $18,000 has been expensed to Rent.

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY, INC.)
(A DEVELOPMENT STAGE COMPANY)
(A NEVADA CORPORATION)
Keyport, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note L –	Subsequent Events
On July 11, 2011 the Company signed a subscription agreement with an individual to purchase 4,525,640 shares of the Company’s common stock in four (4) installments of $50,000 each, totaling $200,000.

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

Revenues

From inception through June 30, 2011, the Company has had total sales of $33,994. In the six month period ended June 30, 2011, Cono Italiano (Delaware) had total sales of $0, compared to total sales of $5,054 in the six month period ended June 30, 2010.  In the three month period ended June 30, 2011, Cono Italiano (Delaware) had total sales of $0, compared to total sales of $2,527 in the three month period ended June 30, 2010.  The decline in revenue from the fiscal year ended December 31, 2010 is attributable to the cancellation of the Pino Gelato Distribution Agreement in December of 2010.

From inception through June 30, 2011, the Company’s gross profits have been $24,871. The Company’s gross profits for the six month period ended June 30, 2011 were $0, which was a decrease from $5,054 for the six month period ended June 30, 2010.  In each of the six month periods ended June 30, 2011 and June 30, 2010, the Company had no cost of sales.  The Company’s gross profits for the three month period ended June 30, 2011 were $0, which was a decrease from $2,527 for the three month period ended June 30, 2010.  In each of the three month periods ended June 30, 2011 and June 30, 2010, the Company had no cost of sales.

Financial Condition, Liquidity and Capital Resources

Through June 30, 2011, Cono Italiano (Delaware) has accrued total liabilities of $1,178,076 in the course of developing its operations. The Company’s expenditures are expected to increase as the Company expands its operations, expends additional funds on marketing, administration and new staff, and commences the payment of salaries to existing officers and directors (although the Company’s officers and directors have agreed that they will not receive any salary through December 31, 2011). Total liabilities increased from $1,164,948 at December 31, 2010 to $1,178,076 at June 30, 2011.  As of June 30, 2011, the Company’s liabilities included, in part, $724,975 due to an officer of the Company, $135,508 in accounts payable, $163,021 in accrued legal expenses and $52,020 in accrued interest.

The total assets of Cono Italiano (Delaware) decreased from $212,064 on December 31, 2010 to $134,403 at June 30, 2011. This included $39,937 due from a related party, which was a decrease from $78,937 at December 31, 2010.  Prepaid expenses were $83,087 as of June 30, 2011, which was a decrease from $120,226 on December 31, 2010.  Property and equipment, net of accumulated depreciation, were $9,649 as of June 30, 2011, a decline from $12,236 as of December 31, 2010.

As of June 30, 2011, Cono Italiano (Delaware) had $1,730 in cash and cash equivalents, as compared to $665 as of December 31, 2010. The main source of the Company’s cash has been loans from an officer; our Chief Executive Officer, Mitchell Brown, was owed $724,975 as of June 30, 2011, which total loan amount increased from $695,025 at December 31, 2010.

From inception through June 30, 2011, the Company’s total expenses have been $1,990,161. Total expenses for the six month period ended June 30, 2011 were $199,359, which included general and administrative expenses of $157,236, selling and direct expenses of $31,038 and interest expenses of $11,085.  This was an increase from the six month period ended June 30, 2010, in which total expenses were $104,994, consisting of general and administrative expenses of $93,949 and interest expenses of $11,045.  Total expenses for the three month period ended June 30, 2011 were $68,472, which included general and administrative expenses of $31,980, selling and direct expenses of $31,038 and interest expenses of $5,454.  This was an increase from the three month period ended June 30, 2010, in which total expenses were $56,336, consisting of general and administrative expenses of $50,734 and interest expenses of $5,602.

From inception through June 30, 2011, the Company’s selling expenses have been $215,908, compensation expenses have been $420,005, general and administrative expenses have been $1,162,394, interest expenses were $64,549 and the loss on the impairment of a license right was $130,505.

The Company’s net loss from inception through June 30, 2011 has been $1,965,290. The net loss for the six month period ended June 30, 2011 was $199,359, which was an increase from $99,940 for the six month period ended June 30, 2010.  The net loss for the three month period ended June 30, 2011 was $68,472, which was an increase from $53,809 for the three month period ended June 30, 2010.

The Company’s management believes that Cono Italiano will need additional capital to conduct business, grow and expand the Company. The terms and condition of any which we may receive financing could have a material adverse affect on our business, results of operations, liquidity and financial condition.

On November 9, 2009, Cono Italiano (Delaware) entered into a Commitment Letter, pursuant to which, one of our shareholders, Lara Mac has agreed to provide financing to Cono Italiano, Inc., with such funds as the Company’s Board of Directors shall deem to be sufficient to maintain the Company’s ordinary course of business operations (the “Commitment Amount”). Lara Mac is wholly owned by Mitch Brown, our Chief Executive Officer. We may draw on the Commitment Amount in monthly tranches in accordance with our operating requirements as set forth in our business plan. The available Commitment Amount will be reduced by the aggregate cash proceeds received by the Company which are derived from the issuance of any equity securities and Company gross revenues. Draws on the Commitment Amount will be made on terms of unsecured notes, with interest set on each note as of the date of the draw at prime rate plus two percent per annum. The notes will mature and become repayable thirty calendar days after demand at any time following the earlier of (a) December 31, 2010 or (b) the date upon which we are in receipt of revenues or proceeds from the sales of equity securities. We will give Lara Mac customary representations and warranties regarding the good standing of our Company and status of progress in respect of our Company business plan prior to each draw on the Commitment Amount, and we will provide certifications and covenants regarding use of proceeds of each draw, which will be in customary forms reasonably requested by Lara Mac as determined by reference to similar lenders making similar loans to similar companies. Lara Mac will not be required to make any loans under the Commitment Amount to us if we are unable to make the representations, warranties, certifications or covenants, or if we are in breach of any previously given representations, warranties, certifications or covenants. If we breach any of the notes, the default rate will be 15% per annum and Lara Mac may seek recourse against our company for repayment of all of the notes. As of June 30, 2011, there had been no borrowings under the Commitment Letter.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4: Controls and Procedures

As of the end of the period covered by this Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934 (the “Exchange Act”). Based on their evaluation of our disclosure controls and procedures as of June 30, 2011, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and this information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosures.

Management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties and concluded that such controls were not effective as of June 30, 2011.

Changes in Internal Control Over Financial Reporting

The Company is in the process of improving its internal control over financial reporting in an effort to remediate this material weakness by improving period-end closing procedures and requiring all period-end recurring and non-recurring adjustments be reviewed by the Chief Financial Officer.

As of June 30, 2011, there has been no change in the Company’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

The Company is not, and has not been during the period covered by this Quarterly Report, a party to any legal proceedings.

Item 1A: Risk Factors

Not Applicable.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3: Defaults Upon Senior Securities

Not Applicable.

Item 4: Reserved

Not Applicable.

Item 5: Other Information

On January 28, 2011 Joseph Masselli was relieved of his position of President and Chief Operating Officer of Cono Italiano Inc.  On March 15, 2011 Mr. Masselli’s service as a member of the Company’s Board of Directors terminated.  On July 21, 2011, the Company and Mr. Masselli entered into a Settlement Agreement, pursuant to which Eight Million (8,000,000) shares of the Company’s common stock formerly owned by Mr. Masselli would be cancelled.  Mr. Masselli was also granted an option that, in the event of the sale of the Company, Mr. Masselli shall be entitled to receive  Eight Million (8,000,000) shares of the Company’s common stock.

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

Dated: August 18, 2011
	By:	/s/ Mitchell Brown
		Name:	Mitchell Brown
		Title:	Principal Executive Officer

Dated: August 18, 2011
	By:	/s/ Alex J. Kaminski
		Name:	Alex J. Kaminski
		Title:	Principal Financial Officer and Chief Accounting Officer