Form 10-K/A
period 2010-12-31
Cono Italiano, Inc.
filed 2011-09-01
CIK 1307701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
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

Explanatory Note: This Amendment Number 1 to the Annual Report on Form 10-K for the period ended December 31, 2010 (this “Amendment”) for Cono Italiano, Inc. (the “Company”) has been filed in response to comments received by the Company from the U.S. Securities and Exchange Commission. All disclosures herein refer to the fiscal period ended December 31, 2010 except as otherwise indicated.

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

v

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

On January 28, 2011 Joseph Masselli was relieved of his position as President and Chief Operating Officer of Cono Italiano Inc.  On March 15, 2011 Mr. Masselli’s service as a member of the Company’s Board of Directors terminated.

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
AT
DECEMBER 31, 2010

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY INC.)
(A DEVELOMENT STAGE COMPANY)
(A NEVADA CORPORATION)
Keyport, New Jersey

TABLE OF CONTENTS

Consolidated Balance Sheets at December 31, 2010 and 2009	F-3

Consolidated Statements of Changes in Stockholders’ Deficit for the Period from Date of Inception (March 2, 2006) Through December 31, 2010	F-4

Consolidated Statements of Operations for the Years Ended
December 31, 2010 and 2009 and the Period from Inception (March 2, 2006)
Through December 31, 2010	F-5

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2010 and 2009 and the Period from Inception (March 2, 2006)
Through December 31, 2010	F-6

Notes to Consolidated Financial Statements	F-7 - F-18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Cono Italiano, Inc.

We have audited the accompanying consolidated balance sheets of Cono Italiano, Inc. (a development stage company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2010 and for the period from inception (March 2, 2006) through December 31, 2010. Cono Italiano, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cono Italiano, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 and for the period from Inception (March 2, 2006) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

As described in Note O, the Company has included additional disclosures regarding deferred taxes (Note G) and accrued legal expenses (Note L) as required by accounting standards.

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

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York
April 15, 2011, except Notes G and L,
   as to which the date is September 1, 2011

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

Note G -	Accrued Legal Expense

Accrued legal expense at December 31, 2010 and 2009 was $182,043 and $63,360, respectively.  The Company’s legal expenses consist of fees incurred in connection with services rendered by legal counsel for advice and assistance in respect of the Company’s securities filings, corporate and financing transactional matters and general legal advisory services.  In addition, in connection with the Company’s 2009 merger, the Company was obligated to pay for legal services accrued prior to, and during, such merger by both the public corporation and the privately held entity that merged into the Company.  The fees thus represent almost three years of accrued legal services costs.  The Company has entered into discussions with its counsel and it is anticipated that such outstanding legal fees will be reduced in the near future, in a lesser amount to be determined.

Note H -	Notes Payable

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

- continued -

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY INC.)
(A DEVELOPMENT STAGE COMPANY)
(A NEVADA CORPORATION)
Keyport, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note H -	Notes Payable - continued

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

Note I -	Going Concern

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

Note J –	Employment Contracts

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

- continued -

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY INC.)
(A DEVELOPMENT STAGE COMPANY)
(A NEVADA CORPORATION)
Keyport, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note J –	Employment Contracts – continued

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

On January 24, 2011 Joseph Masselli was relieved from his position as President and Chief Operating Officer.

Note K –	Stock Based Compensation Expense

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

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY INC.)
(A DEVELOPMENT STAGE COMPANY)
(A NEVADA CORPORATION)
Keyport, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note L -	Income Taxes
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

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. The Company incurred net losses in the year ending December 31, 2010 and 2009 and therefore, has no tax liability. The deferred tax asset generated by the carry-forward is approximately $600,417 at December 31, 2010 and will expire in 2024.

Components of deferred tax assets at December 31, 2010 are as follows:

Deferred Tax Asset:

Net Operating Loss Carry-Forwards	$600,417

Valuation Allowance	600,417

Net Deferred Tax Asset	$––

A full valuation allowance has been established against the deferred tax assets for the years ended December 31, 2010 and 2009 as utilization of the loss carry forwards and realization of other deferred tax assets cannot be reasonably assured.

The Company has adopted ASC 740-10 “Income Taxes”. As a result of the assessment the Company has recognized no material tax adjustments to the unrecognized tax benefits. At the adoption date of January 1, 2008 and as of December 31, 2010, the Company has no unrecognized tax benefits. The reconciliation of the effective income tax rate of the Company to the statutory income tax rate for the fiscal year ended on December 31, 2010 and 2009 is as follows:

	2010	2009

Federal Income Tax Rate	34%	34%

State Income Tax Rate	0%	0%

Increase in Valuation Allowance	(34%)	(34%)

Effective Tax Rate	0%	0%

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY INC.)
(A DEVELOPMENT STAGE COMPANY)
(A NEVADA CORPORATION)
Keyport, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note M -	Licensing Revenue

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

Note N -	Other Matters

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

- continued -

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY INC.)
(A DEVELOPMENT STAGE COMPANY)
(A NEVADA CORPORATION)
Keyport, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note N -	Other Matters – continued

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

Note O - Amendment to Filing
The Company has included additional disclosures regarding deferred taxes (Note L) and accrued expenses (Note G) as required by accounting standards.

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

Summary Compensation Table

Name and Principal Position	Year (1)(2)	Salary ($)	Stock Awards ($)	Total

Mitchell Brown, Chief Executive Officer and	2010	0	0	0
Director (3)	2009	0	140,005	140,005

Joseph Masselli, former President, former	2010	0	0	0
Chief Operating Officer and former Director (3)(4)	2009	0	0	0

Alex J. Kaminski, Chief Financial Officer,	2010	0	0	0
Treasurer and Director (3)	2009	0	0	0

Steve Savage, Secretary and Director (3)	2010	0	0	0
	2009	0	0	0

Officers serving the Company prior to the acquisition of Cono Italiano (Delaware):

James Pak Chiu Leung former CEO,	2010	0	0	0
former President, former Director (5)	2009	70,000	0	70,000

Robert G. Clarke, former CEO(6)	2010	0	0	0
	2009	0	0	0

Michel St-Pierre, former CFO (7)	2010	0	0	0
	2009	116,694	0	116,694

(1)	No officers earned over $100,000 in any of the three preceding fiscal years, other than as set forth above.

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
(4)
On January 28, 2011, Mr. Masselli was relieved of his position as the Company’s President and Chief Operating Officer.  On March 15, 2011 Mr. Masselli’s service as a member of the Company’s Board of Directors terminated.

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

Outstanding Equity Awards at Fiscal Year-End (1)

As of the end of our most recent fiscal year, December 31, 2010, Mitchell Brown, our Chief Executive Officer and Director, Joseph Masselli, our former President, Chief Operating Officer and Director, Alex J. Kaminski, our Chief Financial Officer, Treasurer and Director and Steve Savage, our Secretary and Director have not been issued any options in the Company.

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

The Company has employment agreements with each of Mitchell Brown, Alex Kaminski and Steve Savage, and formerly had an agreement with Mr. Masselli.  These directors will not be separately compensated for their service as directors, as they are also serving as officers of the Company.  The Company does not have an employment or other compensation agreement with Scott Smith, who was compensated according to the schedule above.  Mr. Smith, who will be serving only as a director and not as an officer will be paid a fee of $18,000 per annum, which is presently being deferred.

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

Dated:   September 1, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mitchell Brown
Name:	Mitchell Brown
Title:	Director
Dated:	September 1, 2011

/s/ Alex J. Kaminski
Name:	Alex J. Kaminski
Title:	Director
Dated:	September 1, 2011

/s/ Steve Savage
Name:	Steve Savage
Title:	Director
Dated:	September 1, 2011

/s/ Scott Smith
Name:	Scott Smith
Title:	Director
Dated:	September 1, 2011

Exhibit Index

Exhibit No.	Description of Exhibits

Exhibit 3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on December 17, 2004.

Exhibit 3.2	Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on December 17, 2004.

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