Form 10-Q
period 2011-09-30
Cono Italiano, Inc.
filed 2011-11-21
CIK 1307701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to____________

Commission File Number: 000-51388

CONO ITALIANO, INC.
(Exact name of registrant as specified in its charter)

Nevada	84-1665042
(State or other jurisdiction of	(IRS Employer I.D. No.)
incorporation)

10 Main Street
Keyport, NJ 07735
(Address of principal executive offices and Zip Code)

(877) 330-2666
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of November 21, 2011, there were 92,005,988 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY INC.)
(A DEVELOPMENT STAGE COMPANY)
(A NEVADA CORPORATION)
Keyport, New Jersey

FINANCIAL REPORTS
AT
SEPTEMBER 30, 2011

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY INC.)
(A DEVELOMENT STAGE COMPANY)
(A NEVADA CORPORATION)
Keyport, New Jersey

TABLE OF CONTENTS

Consolidated Balance Sheets at September 30, 2011 (Unaudited) and December 31, 2010	5

Consolidated Statements of Changes in Deficit for the Period from Date of Inception (March 2, 2006) Through September 30, 2011	6

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010 and the Period from Inception (March 2, 2006) Through September 30, 2011	7

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 and the Period from Inception (March 2, 2006) Through September 30, 2011	8

Notes to Consolidated Financial Statements	9 - 19

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY LTD.)
(A DEVELOPMENT STAGE COMPANY)
(A NEVADA CORPORATION)
Keyport, New Jersey

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30	December 31,
	2011	2010

ASSETS
Cash and Cash Equivalents	$4,458	$665
Due from Related Party	39,937	78,937
Prepaid Expenses	49,232	120,226

Total Current Assets	93,627	199,828

Property and Equipment - Net of Accumulated Depreciation	75,255	12,236

Total Assets	$168,882	$212,064

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Accounts Payable	$135,508	$135,508
Accrued Expenses	33,288	53,466
Accrued Legal Expense	175,826	182,043
Accrued Interest	54,974	43,729
Notes Payable	59,419	55,177
Due to Officer	724,975	695,025

Total Liabilities	1,183,990	1,164,948

Stockholders' Deficit
Common Stock - $.001 Par; 100,000,000 Shares Authorized,
95,234,988 and 92,005,988 Shares Issued and Outstanding, respectively	95,235	92,006
Common Stock Subscribed	4,526	—
Stock Subscriptions Receivable	(100,000)	—
Additional Paid-In-Capital	1,042,856	721,041
Deficit Accumulated During Development Stage	(2,057,725)	(1,765,931)

Total Stockholders' Deficit	(1,015,108)	(952,884)

Total Liabilities and Stockholders' Deficit	$168,882	$212,064

The accompanying notes are an integral part of these financial statements.

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY LTD.)
(A DEVELOPMENT STAGE COMPANY)
(A NEVADA CORPORATION)
Keyport, New Jersey

CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT FOR THE PERIOD FROM DATE OF INCEPTION (MARCH 2, 2006) THROUGH SEPTEMBER 30, 2011

						Deficit
						Accumulated
	Common Stock		Common	Stock	Additional	During	Total
	$ .001 Par		Stock	Subscriptions	Paid-In	Development	Stockholders'
	Shares	Amount	Subscribed	Receivable	Capital	Stage	Deficit

Balance - March 2, 2006	—	$—	$—	$—	$—	$—	$—

Common Stock Issued for Contribution of License Rights and Equipment	6,000,000	6,000	—	—	159,000	—	165,000

Net Loss	—	—	—	—	—	—	—

Balance - December 31, 2006	6,000,000	6,000	—	—	159,000	—	165,000

Net Loss	—	—	—	—	—	(50,290)	(50,290)

Balance - December 31, 2007	6,000,000	6,000	—	—	159,000	(50,290)	114,710

Additional Paid-In-Capital - Deemed Distribution	—	—	—	—	(312,000)	—	(312,000)

Common Stock Issued to Prior Owners	3,000,000	3,000	—	—	54,000	—	57,000

Common Stock Issued in Exchange for Services	44,250,000	44,250	—	—	434,494	—	478,744

Net Loss	—	—	—	—	—	(929,795)	(929,795)

Balance - December 31, 2008	53,250,000	53,250	—	—	335,494	(980,085)	(591,341)

Common Stock Issued in Exchange for Services	7,616,428	7,616	—	—	178,777	—	186,393

Common Stock Issued for Cash	262,000	262	—	—	64,608	—	64,870

Common Stock Issued for Related Party Expense	500,000	500	—	—	69,500	—	70,000

Acquisition of Shell (1)	242,560	243	—	—	(272,946)	—	(272,703)

Common Stock Issued to Relieve Accounts Payable	10,000	10	—	—	3,490	—	3,500

Common Stock Issued for Note Payable Conversion	18,000,000	18,000	—	—	—	—	18,000

Net Loss	—	—	—	—	—	(437,325)	(437,325)

Balance - December 31, 2009	79,880,988	79,881	—	—	378,923	(1,417,410)	(958,606)

Common Stock Issued for Note Payable Conversion	2,000,000	2,000	—	—	182,547	—	184,547

Common Stock Issued in Exchange for Services	10,000,000	10,000	—	—	83,880	—	93,880

Common Stock Issued - Licensing Agreement	125,000	125	—	—	75,691	—	75,816

Net Loss	—	—	—	—	—	(348,521)	(348,521)

Balance - December 31, 2010	92,005,988	92,006	—	—	721,041	(1,765,931)	(952,884)

Common Stock Issued in Exchange for Services	6,509,000	6,509	—		154,177	—	160,686

Common Stock Cancelled	(3,280,000)	(3,280)	—		(27,836)	—	(31,116)

Stock subscription, net of cash proceeds received	—	—	4,526	(100,000)	195,474	—	100,000

Net Loss for the Period	—	—	—	—	—	(291,794)	(291,794)

Balance - September 30, 2011	95,234,988	$95,235	$4,526	$(100,000)	$1,042,856	$(2,057,725)	$(1,015,108)

The accompanying notes are an integral part of these financial statements.

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY LTD.)
(A DEVELOPMENT STAGE COMPANY)
(A NEVADA CORPORATION)
Keyport, New Jersey

CONSOLIDATED STATEMENTS OF OPERATIONS

					Period From
					Date of Inception
	For the Three Months Ended		For the Nine Months Ended		(March 2, 2006) Through
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011

Sales	$—	$2,527	$—	$7,582	$33,994

Cost of Sales	—	—	—	—	9,123

Gross Profit	—	2,527	—	7,582	24,871

Expenses
Selling and Direct	55,207	9,183	91,795	9,183	276,665
Compensation Expense	—	—	—	—	420,005
General and Administrative	32,824	7,505	184,511	101,454	1,189,669
Interest Expense	4,404	4,459	15,488	15,505	68,952
Loss on Impairment of License Right	—	—	—	—	130,505
Gain on Sale of Assets	—	—	—	—	(3,200)

Total Expenses	92,435	21,147	291,794	126,142	2,082,596

Net Loss for the Period	$(92,435)	$(18,620)	$(291,794)	$(118,560)	$(2,057,725)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.04)

Weighted Average Common Shares Outstanding	94,882,542	58,216,615	94,289,420	81,844,358	46,991,544

The accompanying notes are an integral part of these financial statements.

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY LTD.)
(A DEVELOPMENT STAGE COMPANY)
(A NEVADA CORPORATION)
Keyport, New Jersey

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period From
			Date of Inception
			(March 2, 2006)
			Through
For the Nine Months Ended September 30,	2011	2010	September 30, 2011

Cash Flows from Operating Activities

Net Loss for the Period	$(291,794)	$(118,560)	$(2,057,725)

Adjustments to Reconcile Net Loss for the Period to
Net Cash Flows from Operating Activities:
Amortization	—	4,874	19,494
Depreciation	3,881	6,118	41,645
Common Stock Issued in Exchange for Services	152,285	—	805,258
Expense to Prior Owners	—	—	257,000
Gain on Sale of Assets	—	—	(3,200)
Loss on Impairment of License Right	—	—	130,505
Common Stock Issued in Lieu of Rent Expense	27,000	—	27,000
Changes in Assets and Liabilities:
Prepaid Expenses	21,278	1,683	7,096
Accounts Payable	—	(1,755)	(24,458)
Accrued Expenses	(20,178)	13,972	33,288
Accrued Legal Expense	(6,217)	4,160	113,662
Accrued Interest	15,488	15,505	68,953
Deferred Revenues	—	(7,581)	75,818

Net Cash Flows from Operating Activities	(98,257)	(81,584)	(505,664)

Net Cash Flows from Investing Activities
Proceeds from Sale of Asset	—	—	5,000
Acquisition of Cash in Reorganization	—	—	916
Purchase of Property and Equipment	(66,900)	—	(103,702)

Net Cash Flows from Investing Activities	(66,900)	—	(97,786)

Cash Flows from Financing Activities
Cash Proceeds from Sale of Stock	100,000	—	164,870
Cash Received from (Advance to) - Related Party	39,000	40,000	30,063
Due to Officer	29,950	31,570	412,975

Net Cash Flows from Financing Activities	168,950	71,570	607,908

Net Change in Cash and Cash Equivalents	3,793	(10,014)	4,458

Cash and Cash Equivalents - Beginning of Period	665	10,658	—

Cash and Cash Equivalents - End of Period	$4,458	$644	$4,458

Supplemental Non-Cash Investing and Financing Activities:
Acquisition of Accounts Payable in Reorganization	$—	$—	$210,132
Acquisition of Notes Payable in Reorganization	$—	$—	$47,988
Deemed Distribution	$—	$—	$312,000
Common Stock Issued to Relieve Accounts Payable	$—	$—	$3,500
Common Stock Issued for Note Payable Conversion	$—	$184,547	$202,547
Common Stock Issued for Related Party Payable	$—	$—	$70,000

Cash Paid During the Period for:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY INC.)
(A DEVELOPMENT STAGE COMPANY)
(A NEVADA CORPORATION)
Keyport, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - The Company

Merger and Recapitalization

The Company was incorporated in the State of Nevada on September 9, 2004, as Arch Management Services Inc.  A change of control of the Company occurred on June 5, 2006 and the Company changed its name from “Arch Management Services Inc.” to “Tiger Ethanol International Inc.” on November 24, 2006.  On February 11, 2008, the Company changed its name to “Tiger Renewable Energy Ltd.”  Another change of control of the Company occurred on June 4, 2009.  On August 10, 2009, the Company changed its name to “Cono Italiano, Inc.” and its symbol changed to CNOZ.

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
(A NEVADA CORPORATION)
Keyport, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note B - Summary of Significant Accounting Policies – continued

Development Stage

The Company has operated as a development stage enterprise since its inception by devoting substantially all of its efforts to financial planning, raising capital, research and development, and developing markets for its services.  The Company prepares its financial statements in accordance with the requirements of FSAB ASC 915, “Development Stage Entities.”

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

In November 2009, Edesia Emprise, LLC entered into a subcontract agreement with Sunrise Bakery, located in Brooklyn, New York, to produce the cones for the Pizza Cono product on behalf of Edesia Emprise, LLC.

Due to Officer

Certain disbursements of the Company have been paid by an officer of the Company.  The balance at September 30, 2011 and December 31, 2010 was $724,975 and $695,025, respectively.  There are no established repayment terms.  For the periods ended September 30, 2011 and December 31, 2010, the Company has imputed interest at the applicable federal rate of 1.63% and 1.53%, respectively. Accrued interest was $54,974 and $43,729, at September 30, 2011 and December 31, 2010, respectively.

- continued -

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY, INC.)
(A DEVELOPMENT STAGE COMPANY)
(A NEVADA CORPORATION)
Keyport, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note E - Accrued Legal Expense

Accrued legal expense consists of legal services rendered to the Company in the ordinary course of business including SEC filings and the reverse merger.  Accrued legal expense at September 30, 2011 and December 31, 2010 was $175,826 and $182,043, respectively.

Note F - Notes Payable

The Company has a note payable to DT Crystal Limited accruing interest at 10% annually which is due upon demand.  The note is convertible at option of the holder into restricted stock of Cono (Nevada).  At September 30, 2011 and December 31, 2010 note payable to DT Crystal was $59,419 and $55,177, respectively.  Interest expense for the nine months ended September 30, 2011 and 2010 was $4,243 and $3,844, respectively.

Note G - Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $2,057,725 at September 30, 2011.

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

It has been agreed by the Company, Mr. Smith, a director and Mr. Kaminski that pursuant to separate stock option agreements, Mr. Smith will be granted options to purchase 2,000,000 shares of the Company’s common stock at $.01 per share and Mr. Kaminski will be granted options to purchase 1,500,000 shares of the Company’s common stock at $.01 per share.  These options will vest in one year and will expire in three years.  As of September 30, 2011, the stock agreements have not been executed, therefore the options have not been granted.

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

- continued -

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY, INC.)
(A DEVELOPMENT STAGE COMPANY)
(A NEVADA CORPORATION)
Keyport, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note I – Stock Based Compensation Expense - continued

Options outstanding at the date of acquisition were 336. All outstanding options were fully vested and expensed prior to the acquisition.

	Number of	Weighted - Average Exercise
Options	Options	Price
Balance at December 31, 2010	336	$120
Granted	––	––
Exercised	––	––
Cancelled	––	––

Balance at September 30, 2011	336	$120

Options Exercisable at September 30, 2011	336	$120

The aggregate intrinsic value of the options outstanding and the options exercisable during the nine months ended September 30, 2011 is $-0-.

The following table summarizes information about options outstanding and exercisable at September 30, 2011:

Exercise Price	Options Outstanding Number	Weighted Average Contractual Life (In Years)	Options Exercisable Number

$120	336	.10	336

As of September 30, 2011, there was no unrecognized compensation cost related to non-vested stock options.

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

Note  K - Other Matters

On November 6, 2009, Cono Italiano (Delaware) entered into a Commitment Letter, pursuant to which, one of the Company’s shareholders, Lara Mac has agreed to provide financing to Cono Italiano, Inc., with such funds as the Company’s Board of Directors shall deem to be sufficient to maintain the Company’s ordinary course of business operations (the “Commitment Amount”).  We may draw on the Commitment Amount in monthly tranches in accordance with our operating requirements as set forth in our business plan. The available Commitment Amount will be reduced by the aggregate cash proceeds received by the Company which are derived from the issuance of any equity securities and Company gross revenues. Draws on the Commitment Amount will be made on terms of unsecured notes, with interest set on each note as of the date of the draw at prime rate plus two percent per annum. The notes will mature and become repayable thirty calendar days after demand at any time following the earlier of (a) December 31, 2010 or (b) the date upon which we are in receipt of revenues or proceeds from the sales of equity securities. We will give Lara Mac customary representations and warranties regarding the good standing of our Company and status of progress in respect of our Company business plan prior to each draw on the Commitment Amount, and we will provide certifications and covenants regarding use of proceeds of each draw, which will be in customary forms reasonably requested by Lara Mac as determined by reference to similar lenders making similar loans to similar companies. Lara Mac will not be required to make any loans under the Commitment Amount to us if we are unable to make the representations, warranties, certifications or covenants, or if we are in breach of any previously given representations, warranties, certifications or covenants. If we breach any of the notes, the default rate will be 15% per annum and Lara Mac may seek recourse against our company for repayment of all of the notes. As of September 30, 2011, no funds have been borrowed.

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY, INC.)
(A DEVELOPMENT STAGE COMPANY)
(A NEVADA CORPORATION)
Keyport, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note M – Other Matters – continued

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

In addition to this agreement Cono issued 100,000 shares of common stock to the 2 sole stockholders of Interstate in exchange for the use of Interstate’s facility for 1 (one) year at an approximate value of $36,000 for the calendar year 2011, included in prepaid expenses.  For the nine months ended September 30, 2011, $27,000 has been expensed to rent.  This agreement was superseded in September 2011 by another agreement with Interstate Caterers (See below) .

On July 11, 2011 the Company signed a subscription agreement with an individual to purchase 4,525,640 shares of the Company’s common stock in four (4) installments of $50,000 each, totaling $200,000.  As of September 30, 2011 two (2) of the four installments had been received totaling $100,000.  The Company has not issued the 2,262,820 shares of common stock that are due to the individual for his investment, therefore, stock subscription receivable is $100,000 at September 30, 2011.

On September 7, 2011 the Company entered into a manufacturing agreement with Interstate Caterers for the purposes of manufacturing, producing and distributing “pizza cono”. As consideration for Interstate entering into the agreement, the Company agreed to issue 3,500,000 shares of its restricted common stock upon the execution of the agreement. As of September 30, 2011 the stock had not been issued.  As consideration for Interstate’s services under the agreement, Interstate will receive seventy percent (70%) of the difference between the sales price for the product less direct manufacturing costs for such product, regardless of whether the Company or Interstate initiated the sales of such product. In addition, the Company will lease to Interstate certain equipment to be used in the manufacture of the Cono products for $1.00 per year.

The term of the agreement is for a period of ten years commencing on September 7, 2011, the execution date of the agreement, and automatically renews for one additional ten-year period unless either the Company or Interstate provides the other notice of its intention to not renew at least thirty days prior to the end of the Initial Term.  The agreement may be earlier terminated at any time by the mutual consent of the Company and Interstate.  The Company may unilaterally terminate the agreement based on, among other things, Interstate’s non-performance in accordance with the Company’s specifications.  In addition, Interstate indemnifies the Company against third party claims based on alleged product defects.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q and other reports filed by Cono Italiano, Inc. (“we,” “us,” “our,” or the “Company”), from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements.  Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made.  These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates

Plan of Operation

On September 7, 2011, we entered into a strategic manufacturing agreement (the “Agreement”) with Interstate Caterers (“Interstate”) and continue moving forward with the production and distribution of our frozen foods and Pizza Cono. We have fulfilled our obligations pertaining to the Agreement and expect our first shipment of products to be delivered by the end of the Fourth Quarter 2011. Additionally, we expect to start sales of our products in the Fourth Quarter 2011.  We plan to fund the manufacturing process of these products through the use of private funding and resources provided by Interstate.

In November 2011, we, together with our manufacturing partner, completed construction on our UDSA and FDA approved facility for our Pizza Cono and new line of frozen foods. Additionally, we purchased the balance of equipment required to produce our filled cones and frozen foods. We anticipate production, sales and delivery beginning in the Fourth Quarter of 2011.

This equipment will enable Cono Italiano, Inc., to produce a frozen cone filled with a variety of toppings by using an automated filling line. We expect to be the sole producer of frozen filled cones made in the United States with USDA and FDA approval. We believe this will provide us with an advantage over our competitors in the market place.

In addition, we plan to introduce a new line of frozen foods in December 2011 and anticipate generating revenue from these products in the Fourth Quarter of 2011.We project products from this line to produce substantial revenue in 2012 and beyond. We intend to formally announce the launch of this line of products in December of 2011.

Results of Operation

For the three months ended September 30, 2011 compared to the three months ended September 30, 2010

Revenues and Profit

In the three month period ended September 30, 2011, Cono Italiano (Delaware) had no revenue, compared to total revenue of $2,527 for the same period in 2010.  The decline in total revenue is attributable to the Company severing its relationship with Pino Gelato, Inc.

The Company’s had no profits for the three month period ended September 30, 2011, which was a decrease from $2,527 for the same period in 2010.  The decline in gross profits is attributable to the Company severing its relationship with Pino Gelato, Inc.

Selling Expenses, Interest Expenses and General and Administrative Expenses

For the three month period ended September 30, 2011, the Company’s selling expenses were $55,207, general and administrative expenses were $32,824 and  interest expenses were $4,404. This was an increase compared to the same period in 2010, in which selling expenses were $9,183, general and administrative expenses were $7,505 and  interest expenses were $4,459. This increase is primarily attributable to an increase in marketing and product consulting fees.

Net Loss

The net loss for the three month period ended September 30, 2011 was $92,435, which was an increase from $18,620 for the same period in 2010. This increase is attributable to shares issued in consideration for services and depreciation of equipment.

For the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

Revenues and Profit

In the nine month period ended September 30, 2011, Cono Italiano (Delaware) had no revenue, compared to total revenue of $7,582 for the same period in 2010. The decline in total revenue is attributable to the severing of the Company’s relationship with Pino Gelato.  The Company and Pino Gelato were generating revenue by selling store licenses and supplying these licensees with products. Additionally, the decline in total revenue is attributable to the restructuring of the Company by entering into a manufacturing and partnership agreement with Interstate Caterers to manufacture and distribute our product, the Pizza Cono.

The Company’s has no profits for the nine month period ended September 30, 2011, which was a decrease of $7,582 for the same period in 2010. As described in the foregoing paragraphs, the decline in gross profits is due to the severing of the Company’s relationship with Pino Gelato and the restructuring of the Company in connecting with the manufacturing and partnership agreement with Interstate Caterers.

Selling Expenses, Interest Expenses, and General and Administrative Expenses

For the nine month period ended September 30, 2011, the Company’s selling expenses were $91,795, general and administrative expenses were $184,511 and interest expenses were $15,488. This was an increase compared to the same period in 2010, in which selling expenses were $9,183, general and administrative expenses were $101,454 and interest expenses were $15,505. This increase is attributable to shares issued in consideration for services from prior agreements that were completed.

Net Loss

The net loss for the nine month period ended September 30, 2011 was $291,794, which was an increase from $118,560 for the same period in 2010.  This increase was attributable to the issuance of shares and depreciation of equipment.

Liquidity and Capital Resources

As of September 30, 2011, the Company did not have and continues to not have sufficient cash on hand to pay present obligations as they become due.  In addition, due to current economic conditions and the Company’s related risks and uncertainties, there is no assurance that we will be able to raise additional capital on acceptable terms, if at all, to meet our current obligation over the next 12 months.  Because of the foregoing, the Company’s auditors have expressed substantial doubt about our ability to continue as a going concern.

Net cash used for operating activities for the nine months ended September 30, 2011 and 2010, was $(98,257) and $(81,584), respectively.  The net loss for the nine months ended September 30, 2011 and 2010, was $(291,794) and $(118,560), respectively.  This increase is primarily attributable to the issuance of shares and depreciation of equipment.

As of September 30, 2011, Cono Italiano (Delaware) had $4,458 in cash and cash equivalents, as compared to $644 for the same period in 2010. The main source of the Company’s cash has been loans from an officer. Our Chief Executive Officer, Mitchell Brown, was owed $29,950 as of September 30, 2011, which total loan amount increased from $31,570 at December 31, 2010.

On November 9, 2009, Cono Italiano (Delaware) entered into a Commitment Letter, pursuant to which, one of our shareholders, Lara Mac has agreed to provide financing to Cono Italiano, Inc., with such funds as the Company’s Board of Directors shall deem to be sufficient to maintain the Company’s ordinary course of business operations (the “Commitment Amount”). Lara Mac is wholly owned by Mitch Brown, our Chief Executive Officer. We may draw on the Commitment Amount in monthly tranches in accordance with our operating requirements as set forth in our business plan. The available Commitment Amount will be reduced by the aggregate cash proceeds received by the Company which are derived from the issuance of any equity securities and Company gross revenues. Draws on the Commitment Amount will be made on terms of unsecured notes, with interest set on each note as of the date of the draw at prime rate plus two percent per annum. The notes will mature and become repayable thirty calendar days after demand at any time following the earlier of (a) December 31, 2010 or (b) the date upon which we are in receipt of revenues or proceeds from the sales of equity securities. We will give Lara Mac customary representations and warranties regarding the good standing of our Company and status of progress in respect of our Company business plan prior to each draw on the Commitment Amount, and we will provide certifications and covenants regarding use of proceeds of each draw, which will be in customary forms reasonably requested by Lara Mac as determined by reference to similar lenders making similar loans to similar companies. Lara Mac will not be required to make any loans under the Commitment Amount to us if we are unable to make the representations, warranties, certifications or covenants, or if we are in breach of any previously given representations, warranties, certifications or covenants. If we breach any of the notes, the default rate will be 15% per annum and Lara Mac may seek recourse against our company for repayment of all of the notes. As of September 30, 2011, there had been no borrowings under the Commitment Letter.

The following table summarizes total current assets, liabilities and working capital at September 30, 2011, compared to September 30, 2010.

	Sept. 30, 2011 (unaudited)	Dec. 31, 2010	Increase/ (Decrease)
Current Assets	$93,627	$199,828	$(106,201)
Total Liabilities	$1,183,990	$1,164,948	$19,042
Working Capital Deficit	$(1,090,363)	$(965,120)	$125,243

As of September 30, 2011, we had a working capital deficit of $1,090,363, as compared to a working capital deficit of $965,120 as of September 30, 2010, an increase of $125,243.  Factors contributing to the increase in this deficit include the purchase of additional manufacturing equipment.

Current Liabilities consists of the following:

	Unaudited Sept. 30, 2011	Dec. 31, 2010
Accounts payable	$135,508	$135,508
Accrued expenses	33,288	53,466
Accrued interest	54,974	43,729
Notes payable	59,419	55,177
Due to officer	724,975	695,025
Accrued legal expense	175,826	182,043
Total current liabilities	$1,183,990	$1,164,948

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4: Controls and Procedures

As of the end of the period covered by this Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934 (the “Exchange Act”). Based on their evaluation of our disclosure controls and procedures as of September 30, 2011, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and this information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosures.

Management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties and concluded that such controls were not effective as of September 30, 2011.

Changes in Internal Control Over Financial Reporting

The Company is in the process of improving its internal control over financial reporting in an effort to remediate this material weakness by improving period-end closing procedures and requiring all period-end recurring and non-recurring adjustments be reviewed by the Chief Financial Officer.

As of September 30, 2011, there has been no change in the Company’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A: Risk Factors

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2010, filed with the SEC on September 1, 2011.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

On September 7, 2011, the Company entered into the Agreement with Interstate. As consideration for Interstate entering into the Agreement, the Company issued 3,500,000 shares of its restricted common stock (the “Shares”) upon the execution of the connection with the Agreement were issued pursuant to exemptions from registration provided by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder.

Item 3: Defaults Upon Senior Securities

There were no defaults upon senior securities during the quarter ended September 30, 2011.

Item 4: (Removed and Reserved)

Item 5: Other Information

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*filed herewith

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONO ITALIANO, INC.
(Registrant)

Dated: November 21, 2011	By:	/s/ Mitchell Brown
Name: Mitchell Brown
Title: Principal Executive Officer

Dated: November 21, 2011	By:	/s/ Alex J. Kaminski
Name: Alex J. Kaminski
Title: Principal Financial Officer and
Chief Accounting Officer