Form 10-K
period 2011-12-31
Cono Italiano, Inc.
filed 2012-04-16
CIK 1307701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

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

(877) 330-2666

(Registrant’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Non-accelerated filer	☐

Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the average bid and asked price of such common equity on June 30, 2011, was $0.05. As of April 16, 2012, the registrant has one class of common equity, and the number of shares outstanding of such common equity was 99,234,988.

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

PART I

Item 1. Business.

Introduction

The Company was incorporated in the State of Nevada on September 9, 2004, as Arch Management Services Inc. A change of control of the Company occurred on June 5, 2006, and the Company changed its name from “Arch Management Services Inc.” to “Tiger Ethanol International Inc.” on November 24, 2006. On February 11, 2008, the Company changed its name to “Tiger Renewable Energy Ltd.” Another change of control of the Company occurred on June 4, 2009. On August 10, 2009, the Company changed its name to “Cono Italiano, Inc.” and its trading symbol changed to “CNOZ.” On August 10, 2009, the Company conducted a one-for-sixty reverse stock split.

The Company identified Cono Italiano, Inc., a Delaware corporation (“Cono Italiano (Delaware)”), as a business venture that would be suitable for the Company’s future operations. On November 12, 2009, the Company entered into agreements with the shareholders of Cono Italiano (Delaware) pursuant to which the Company acquired all of the issued and outstanding shares of the Cono Italiano (Delaware) and now operate Cono Italiano (Delaware) as a wholly-owned subsidiary of our Company.

Our principal business address is 10 Main Street, Keyport, NJ 07735 and our telephone number is (877) 330-2666.

Our Business

The Company was previously party to a joint venture named Xinjiang Yajia Distillate Company Limited (the “Venture”) to produce ethanol in the People’s Republic of China. The Company’s board of directors (the “Board”) determined that it was in our best interest to initiate a withdrawal from the ethanol business as of January 31, 2009, and assess alternative businesses.

On June 4, 2009, an Affiliate Stock Purchase Agreement (the “Stock Purchase Agreement”) was entered into by and between Gallant Energy International Inc. (“Gallant”), the owner of 5,000,000 shares of the Company’s common stock (prior to the Company’s one-for-sixty reverse stock split) and Lara Mac Inc. (“Lara Mac”), an entity controlled by Mitchell Brown (who is now the Chief Executive Officer of the Company and a member of the Board of Directors). Pursuant to the Stock Purchase Agreement, Gallant sold all of its 5,000,000 shares of the Company’s common stock to Lara Mac. The Gallant transaction with Lara Mac resulted in a change in control effective as of June 4, 2009.

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

In exchange for the Services, Lara Mac received 9,553,377 shares of the Company’s common stock (these 9,553,377 shares were issued prior to the Company’s one-for-sixty reverse stock split, and accordingly, Lara Mac’s ownership of 14,553,377 shares was reduced to 242,557 shares pursuant to such reverse stock split). The parties to the Management Services Agreement also agreed that Lara Mac may render other services beyond the scope of activities which the parties contemplate as part of the Services, as to which Lara Mac shall be entitled to separate compensation that shall be negotiated in good faith by the parties on a case-by-case basis.

The Company identified Cono Italiano (Delaware), as a business venture that would be suitable for the Company’s future operations. On November 12, 2009, the Company entered into agreement with the shareholders of Cono Italiano (Delaware), pursuant to which the Company acquired all of the issued and outstanding shares of the Cono Italiano (Delaware) and we will now operate Cono Italiano (Delaware) as a wholly-owned subsidiary of our Company. As an inducement to the shareholders of Cono Italiano (Delaware) to enter into the exchange described above, Lara Mac agreed to the cancellation of these 242,557 shares of the Company’s common stock and termination of the Management Services Agreement.

Cono Italiano (Delaware)

In March 2006, Cono Italiano LLC, a New Jersey limited liability company, entered into an agreement with Kono Italia S.R.L., an Italian company doing business as “Pizza Hands.” Kono Italia S.R.L. owns the designs, recipes and technology for the “Pizza Cono,” a food product for quick service restaurants consisting of a cone shaped pizza dough. Cono Italiano (Delaware), as the successor to Cono Italiano, LLC, holds a distribution agreement for North America from Kono Italia S.R.L. in Italy. This distribution agreement grants the licensee an exclusive license to exploit this product in the United States, Canada and Mexico for a twenty-five (25) year term. The product is patented in the United States and Europe as is the cone production machine which is proprietary. In 2007, Cono Italiano, LLC introduced the product into the North American market by building an alliance with Center Plate, a food service provider to stadiums and arenas throughout North America. At the present time, the Company has no contractual agreements with Center Plate.

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

On July 9, 2008, Cono Italiano (Delaware) entered into a distribution and licensing agreement (the “Distribution Agreement”) with Pino Gelato, Inc., a South Carolina corporation presently involved in retail sales of Italian gelato and sales of franchises for the sale of gelato (“Pino Gelato”). Under the terms of the Distribution Agreement, we granted to Pino Gelato, Inc. the rights in the United States, Canada and Mexico to sell and distribute our products through immediate consumption retail channels, such as a restaurant, snack bar, kiosk, or other similar setting. The Distribution Agreement included the right to market Pizza Cones and establish Pizza Cone and Pino Gelato Cafes. Cono Italiano (Delaware) received $100,000 in cash in consideration for such Distribution Agreement. As an inducement to buy the distribution and franchise rights by Pino Gelato, the Company issued 375,000 shares of the Company’s common stock to Pino Gelato. The Distribution Agreement was terminated on December 22, 2010. Cono Italiano (Delaware) now directly retains the distribution rights regarding the sale of products, both for sale to retail channels and on a wholesale basis to stores that sell frozen packaged products.

As part of Cono Italiano (Delaware)’s marketing strategy, Cono Italiano (Delaware) paid $8,500 in September 2008 to develop retail packaging and conducted a photo shoot for the product in October 2008 at a cost of $1,500.

There have been five licenses sold to date and there are currently five such cafes in operation, located in South Carolina, Tennessee, Pittsburgh and Ohio. These cafes are presently selling the Pizza Cone product.

Since March 2009, Cono Italiano (Delaware)’s marketing and distribution efforts have also included giving free samples of its product away at the Indianapolis Speedway, presenting the product to potential distributors at a trade show, and selling the product at an Italian festival in Indianapolis.

In July 2008, the Company’s Chief Executive Officer, Mitchell Brown and Ramona Fantini of Pino Gelato, formed a manufacturing entity, Edesia Emprise, LLC, to produce and manufacturer the “Cones.” Mitchell Brown transferred his ownership interests in Edesia Emprise, LLC to his father, Gene Brown, later that month. The Company contracted with a third party manufacturer for this project in January of 2009, and cancelled such agreement in October of 2009.

On November 11, 2009, Cono Italiano (Delaware) and Edesia Emprise, LLC entered into a Master Manufacturing Agreement (the “Master Manufacturing Agreement”). Pursuant to this Master Manufacturing Agreement, Edesia Emprise, LLC will produce the Company’s Pizza Cono product. Cono Italiano (Delaware) has agreed to pay Edesia Emprise, LLC the costs of production plus fifteen percent (15%) of revenue.. This Master Manufacturing Agreement has a five (5) year term and will automatically renew unless cancelled by one of the parties pursuant to its terms. This Master Manufacturing Agreement is exclusive within the United States. Edesia Emprise, LLC may either produce this product directly or through a subcontractor. On December 8, 2009, the Company was advised that Edesia Emprise had entered into its first subcontract agreement with Sunrise Baking Acquisition Company, based in Brooklyn, New York.

On November 9, 2009, Cono Italiano (Delaware) entered into a Commitment Letter, pursuant to which, one of our shareholders, Lara Mac, has agreed to provide financing to Cono Italiano, Inc., with such funds as the Board shall deem to be sufficient to maintain the Company’s ordinary course of business operations (the “Commitment Amount”). We may draw on the Commitment Amount in monthly tranches in accordance with our operating requirements as set forth in our business plan. The available Commitment Amount will be reduced by the aggregate cash proceeds received by the Company which are derived from the issuance of any equity securities and Company gross revenues. Draws on the Commitment Amount will be made on terms of unsecured notes, with interest set on each note as of the date of the draw at prime rate plus two percent per annum. It was agreed that the notes would mature and become repayable thirty calendar days after demand at any time following the earlier of (a) December 31, 2010 or (b) the date upon which we are in receipt of revenues or proceeds from the sales of equity securities. We will give Lara Mac customary representations and warranties regarding the good standing of our Company and status of progress in respect of our Company business plan prior to each draw on the Commitment Amount, and we will provide certifications and covenants regarding use of proceeds of each draw, which will be in customary forms reasonably requested by Lara Mac as determined by reference to similar lenders making similar loans to similar companies. Lara Mac will not be required to make any loans under the Commitment Amount to us if we are unable to make the representations, warranties, certifications or covenants, or if we are in breach of any previously given representations, warranties, certifications or covenants. If we breach any of the notes, the default rate will be 15% per annum and Lara Mac may seek recourse against our company for repayment of all of the notes. As of the end of the period covered by this Report, there had been no borrowings under the Commitment Letter. Lara Mac has indicated its intent to enter into an extension of the Commitment Letter.

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

The company entered into a manufacturing and partnership agreement with Interstate Caterers located in South Plainfield New Jersey,Intertstate will manufacture all products related to Cono Italiano in their state of the art newly constructed USDA facility.Cono will provide certain manufacturing equipment to Interstate to include ovens,proprietary machines to package and manufacture pizza cono and Empanadas.The revenue will be shared based on net profit after all expenses.Interstate will receive 3.5m shares restricted for up to a 5 year period.This agreement can be modified at any given time to be ensure all revenue and profits are being shared accordingly and equally.

Competitive Position

Cono Italiano is a relatively new company introducing a new product into the market place for quick service pizza. The market in the United States for quick service pizza is large, highly fragmented and intensely competitive. There are no assurances that the product will be generally accepted.

We intend to do business under our new business model in highly competitive markets. There are many competitors, some of which are significantly larger, that have access to much more important resources or capital than us, or have established reputations among potential customers. We may not be able to compete effectively against other industry participants.

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

Research and Development

The Company does not presently engage in spending on research and development. The Company’s anticipates that it may engage in such activity in the future.

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

Employees

As of the date hereof, the Company has three (3) officers, Mitchell Brown (our Chief Executive Officer), Alex J. Kaminski (our Chief Financial Officer and Treasurer) and Steve Savage (our Secretary). We have no other employees at this time.

On January 28, 2011, Joseph Masselli was relieved of his position as President and Chief Operating Officer of Cono Italiano Inc. On March 15, 2011, Mr. Masselli’s service as a member of the Board was terminated.

Where You Can Find More Information

We currently maintain an internet website at http://www.conoitaliano.com.

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

Item 1A. Risk Factors.

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

We are a small company with a limited history, limited capital and limited operating resources. As of December 31, 2011, we had cash and cash equivalents of $0 (audited). While we believe we will be able to meet the majority of our immediate needs for cash from revenues (as the Company is spending minimal cash, and is not required to pay its suppliers until after orders are placed and delivered), we will need additional capital to conduct business, grow and expand. The Company will need financing in the amount of approximately $500,000 to conduct its operations as planned for next twelve months.

The $500,000 in financing will be used to secure certain equipment required to manufacture and distribute our products to retail vendors and other suppliers in our market. These machines include but are not limited to a carton machine which packages our product and a Flo Pack machine which wraps our product prior to being packaged. The remaining balance will be used for marketing and working capital.

The terms and conditions of any financing which we may receive could have a material adverse effect on our business, results of operations, liquidity and financial condition. Any investment in our shares is subject to the significant risk that we will not be able to adequately capitalize our Company to enable us to continue to develop and implement our business model. Even if we are able to raise adequate capital, the cost of such capital may be burdensome and may materially impair our ability to fully implement our business plan.

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

Compliance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations promulgated thereunder, including, the Sarbanes-Oxley Act of 2002 and related requirements will be costly and will place a significant burden on our management. At the present time, the Company has only a limited history of operating with the internal controls and procedures required of a public company. Previously, the Company’s accounting predecessor, Janex International, Inc. (the Delaware entity which later changed its name to Cono Italiano, Inc. and was acquired by the Company) was registered with the SEC. However, on March 23, 2009, the SEC took action under Section 12(j) of the Exchange Act and revoked that entity’s registration because it was seriously delinquent in its mandatory reporting obligations. Should the Company fail to make its filings with the SEC in a timely manner, its registration could be revoked as well.

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

Our Chief Executive Officer, Mr. Mitchell Brown, owns 30,100,000 shares of the Company’s common stock directly, and has sole voting power and sole power of disposition over all 6,000,000 shares of the Company’s common owned by Lara Mac Inc. Thus Mr. Brown controls the voting of approximately 30.33% of our issued and outstanding shares. This concentration of ownership and control could discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, or could otherwise delay or prevent a change in control transaction or other business combination, which could in turn have an adverse effect on the market price of our common shares. As long as this concentration of ownership persists, it is unlikely that any other holder or group of holders of our common shares will be able to affect the way we are managed or the direction of our business. The interests of the control group of shareholders could conflict with the interests of other shareholders. In addition, we may adopt amendments to our organizational documents and applicable state law which have anti-takeover provisions that could delay or prevent a change in control of our company.

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

We may need to raise additional capital to provide cash for our operations. The fact that we have generated $0 in sales during the twelve months ended December 2011 (audited) and only $10,109 in sales during the twelve months ended December 31, 2010 (audited) may deter potential investors from providing financing. Uncertainty regarding our ability to generate revenues may make it difficult for us to find financing on acceptable terms. If we are unable to obtain adequate funding, we may not be able to successfully develop and market our products and our business may fail. To secure additional financing, we may need to borrow money or sell more securities. Under the current circumstances, we may be unable to secure additional financing on favorable terms, if available at all.

We do not currently intend to pay dividends on our common stock and, consequently, the ability to achieve a return on your investment in our common stock will depend on appreciation in the price of our common stock. If our common stock does not appreciate in value, investors could suffer losses in their investment in our common stock.

We do not expect to pay cash dividends on our common stock. Any future dividend payments are within the absolute discretion of our Board and will depend on, among other things, our results of operations, working capital requirements, capital expenditure requirements, financial condition, contractual restrictions, business opportunities, anticipated cash needs, provisions of applicable law and other factors that our Board may deem relevant. We may not generate sufficient cash from operations in the future to pay dividends on our common stock. As a result, the success of your investment in our common stock will depend on future appreciation in its value. The price of our common stock may not appreciate in value or even maintain the price at which you purchased our shares. If our common stock does not appreciate in value, investors could suffer losses in their investment in our common stock.

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

We anticipate that our common stock will continue to be subject to the penny stock rules under the Exchange Act. These rules regulate broker/dealer practices for transactions in “penny stocks.” Penny stocks are generally equity securities with a price of less than $5.00. The penny stock rules require broker/dealers to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations and the broker/dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction, the broker and/or dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. The transaction costs associated with penny stocks are high, reducing the number of broker-dealers who may be willing to engage in the trading of our shares. These additional penny stock disclosure requirements are burdensome and may reduce all of the trading activity in the market for our common stock. As long as the common stock is subject to the penny stock rules, our shareholders may find it more difficult to sell their shares.

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

As of April 16, 2012, we had 99,234,988 shares of our common stock issued and outstanding. We are authorized to issue up to 150,000,000 shares of common stock. Our Board may authorize the issuance of additional common or preferred shares under applicable state law without shareholder approval. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with the hiring of personnel, future acquisitions, future private placements of our securities for capital raising purposes or for other business purposes. Future sales of substantial amounts of our common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock. If we need to raise additional capital to expand or continue operations, it may be necessary for us to issue additional equity or convertible debt securities. If we issue equity or convertible debt securities, the net tangible book value per share may decrease, the percentage ownership of our current stockholders may be diluted and such equity securities may have rights, preferences or privileges senior or more advantageous to our common stockholders.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

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

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our common stock is quoted on the over-the-counter bulletin board (OTCBB) under the symbol “CNOZ”. The following table shows the range of high and low bids per share of our common stock as reported by the OTCBB for the fiscal year periods indicated. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	2011
	High	Low
4th Quarter ended December 31	$.05	.04
3rd Quarter ended September 30	$.05	.05
2nd Quarter ended June 30	$.06	.05
1st Quarter ended March 31	$.02	.02

	2010
	High	Low
4th Quarter ended December 31	$0.15	0.03
3rd Quarter ended September 30	$0.75	0.11
2nd Quarter ended June 30	$0.56	0.30
1st Quarter ended March 31	$1.60	0.55

(b) Holders

As of April 16, 2012, there were 99,234,988 shares of our common stock issued and outstanding held by approximately 47 holders of record.

(c) Dividends

We have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

At the present time, we have no securities authorized for issuance under equity compensation plans.

Item 6. Selected Financial Data.

Pursuant to permissive authority under Regulation S-K, Rule 301, we have omitted Selected Financial Data.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Report. This Report contains certain forward-looking statements and the Company’s future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words “believes”, “anticipates,” “expects” and the like, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, as the Company intends to issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, the Company is ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

Plan of Operation

On September 7, 2011, we entered into a strategic manufacturing agreement (the “Agreement”) with Interstate Caterers (“Interstate”) and continue moving forward with the production and distribution of our frozen foods and Pizza Cono. We have fulfilled our obligations pertaining to the Agreement and delivered our first shipment of products in March 2012. Additionally, we recently added empanadas to our product line which we believe will increase our market for sales. We plan to fund the manufacturing process of these products through the use of private funding investors and resources from Interstate Caterers.

The Company plans to continue manufacturing and delivering its products to customers in April 2012. We also plan to expand our USDA facility by adding machines to fill and manufacture our pizza cones and empanadas. We expect to introduce additional flavors and new products to our product line in 2012.

In November 2011, we, together with our manufacturing partner, completed construction on our USDA and FDA approved facility for our Pizza Cono and new line of frozen foods. Additionally, we purchased the balance of equipment required to produce our filled cones and frozen foods. This equipment will enable Cono Italiano, Inc., to produce a frozen cone filled with a variety of toppings by using an automated filling line. We expect to be the sole producer of frozen filled cones made in the United States with USDA and FDA approval. We believe this will provide us with an advantage over our competitors in the market place.

Results of Operations

For the year ended December 31, 2011 compared to the year ended December 31, 2010

Revenues and Profit

During the year ended December 31, 2011, Cono Italiano (Delaware) had no revenue, compared to total revenue of $10,109 for the same period in 2010. The decline in total revenue is attributable to the Company severing its relationship with Pino Gelato, Inc.

The Company’s had no profits for the year ended December 31, 2011, which was a decrease from $10,109 for the same period in 2010. The decline in gross profits is attributable to the Company severing its relationship with Pino Gelato, Inc.

Selling Expenses, Interest Expenses and General and Administrative Expenses

During the year ended December 31, 2011, the Company’s selling expenses were $166,610, general and administrative expenses were $323,110 and interest expenses were $14,745. This was an increase compared to the same period in 2010, in which selling expenses were $14,504, general and administrative expenses were $198,338 and interest expenses were $15,283. This increase is primarily attributable to an increase in marketing and product consulting fees.

Net Loss

The net loss for the year ended December 31, 2011 was $504,465, which was an increase from $348,521 for the same period in 2010. This increase is attributable to shares issued in consideration for services and the severing of our relationship with Pino Gelato, Inc.

Liquidity and Capital Resources

As of December 31, 2011, the Company did not have and continues to not have sufficient cash on hand to pay present obligations as they become due. In addition, due to current economic conditions and the Company’s related risks and uncertainties, there is no assurance that we will be able to raise additional capital on acceptable terms, if at all, to meet our current obligation over the next 12 months. Because of the foregoing, the Company’s auditors have expressed substantial doubt about our ability to continue as a going concern.

Net cash used for operating activities for the year ended December 31, 2011 and 2010, was $(156,446) and $(135,653), respectively. The net loss for the year ended December 31, 2011 and 2010, was $(504,465) and $(348,521), respectively. This increase is primarily attributable to the issuance of shares.

As of December 31, 2011, Cono Italiano (Delaware) had $0 in cash and cash equivalents, as compared to $665 for the same period in 2010. The main source of the Company’s cash has been loans from an officer. Our Chief Executive Officer, Mitchell Brown, was owed $724,975 as of December 31, 2011, which total loan amount increased from $695,025 at December 31, 2010.

On November 9, 2009, Cono Italiano (Delaware) entered into a Commitment Letter, pursuant to which, one of our shareholders, Lara Mac, has agreed to provide financing to Cono Italiano, Inc., with such funds as the Board shall deem to be sufficient to maintain the Company’s ordinary course of business operations (the “Commitment Amount”). We may draw on the Commitment Amount in monthly tranches in accordance with our operating requirements as set forth in our business plan. The available Commitment Amount will be reduced by the aggregate cash proceeds received by the Company which are derived from the issuance of any equity securities and Company gross revenues. Draws on the Commitment Amount will be made on terms of unsecured notes, with interest set on each note as of the date of the draw at prime rate plus two percent per annum. It was agreed that the notes would mature and become repayable thirty calendar days after demand at any time following the earlier of (a) December 31, 2010 or (b) the date upon which we are in receipt of revenues or proceeds from the sales of equity securities. We will give Lara Mac customary representations and warranties regarding the good standing of our Company and status of progress in respect of our Company business plan prior to each draw on the Commitment Amount, and we will provide certifications and covenants regarding use of proceeds of each draw, which will be in customary forms reasonably requested by Lara Mac as determined by reference to similar lenders making similar loans to similar companies. Lara Mac will not be required to make any loans under the Commitment Amount to us if we are unable to make the representations, warranties, certifications or covenants, or if we are in breach of any previously given representations, warranties, certifications or covenants. If we breach any of the notes, the default rate will be 15% per annum and Lara Mac may seek recourse against our company for repayment of all of the notes. As of the end of the period covered by this Report, there had been no borrowings under the Commitment Letter. Lara Mac has indicated its intent to enter into an extension of the Commitment Letter. As of December 31, 2011, there had been no borrowings under the Commitment Letter.

The following table summarizes total current assets, liabilities and working capital at December 31, 2011, compared to December 31, 2010.

	Dec. 31, 2011	Dec. 31, 2010	Increase/ (Decrease)
Current Assets	$32,937	$199,828	$(166,891)
Total Liabilities	$1,219,720	$1,164,948	$54,772
Working Capital Deficit	$(1,186,783)	$(965,120)	$(221,663)

As of December 31, 2011, we had a working capital deficit of $(1,186,783), as compared to a working capital deficit of $965,120 as of December 31, 2010, an increase of $(221,663). Factors contributing to the increase in this deficit include the purchase of additional manufacturing equipment.

Current Liabilities consists of the following:

	Dec. 31, 2011	Dec. 31, 2010
Bank overdraft	$3,348	-
Accounts payable	$135,508	$135,508
Accrued expenses	$54,713	$53,466
Accrued interest	$52,746	$43,729
Notes payable	$60,905	$55,177
Due to officer	$724,975	$695,025
Accrued legal expense	$187,525	$182,043
Total current liabilities	$1,219,720	$1,164,948

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

Stock-based compensation related to employees and directors is recognized pursuant to the provisions of FASB ASC 718. FASB ASC 718 requires recognition in the financial statements of the cost of employee services received in exchange for an award of equity instruments over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). FASB ASC 718 also requires measurement of the cost of employee services received in exchange for an equity award based upon the grant-date fair value of the award.

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements are contained in pages 2 through 17 which appear at the end of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of, and with the participation of, our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as they existed on December 31, 2011. Based on their evaluation of our disclosure controls and procedures as of December 31, 2011, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company’s disclosure controls and procedures were not effective for the purposes described above.

(b) Management’s Assessment of Internal Control over Financial Reporting

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

Management has evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2011. Management based its assessment on the framework set forth in COSO’s Internal Control – Integrated Framework (1992) in conjunction with SEC Release No. 33-8820 entitled “Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities and Exchange Commission.” Based on its assessment, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2011, because of certain material weaknesses addressed below.

•	There is a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles in the US (“GAAP”) and the financial reporting requirements of the SEC.

•	There are insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

•	There is a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

•	Lack of proper authorization and documentation of stock transactions, including issuance, cancellations or redemptions.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the year ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table and text sets forth the names and ages of all our directors and executive officers and our key management personnel as of April 16, 2012. All of our directors serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board, and are elected or appointed to serve until the next Board meeting following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name	Age	Position

Mitchell Brown	46	Chief Executive Officer and Director

Alex J. Kaminski	46	Chief Financial Officer, Treasurer and Director

Steve Savage	53	Secretary and Director

Scott Smith	45	Director

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

Item 11. Executive Compensation.

The following table sets forth compensation for each of the past three fiscal years with respect to each person who served as Chief Executive Officer of the Company and each of the four most highly-compensated executive officers of the Company who earned a total annual salary and bonuses that exceeded $100,000 in any of the two preceding fiscal years.

Summary Compensation Table

Name and Principal Position	Year (1)(2)	Salary ($)	Stock Awards ($)	Total

Mitchell Brown, Chief Executive Officer and	2011	0	0	0
	2010	0	0	0
Director (3)	2009	0	140,005	140,005

Joseph Masselli, former President, former	2011	0	0	0
	2010	0	0	0
Chief Operating Officer and former Director (3)(4)	2009	0	0	0

Alex J. Kaminski, Chief Financial Officer,	2011	0	0	0
	2010	0	0	0
Treasurer and Director (3)	2009	0	0	0

Steve Savage, Secretary and Director (3)	2011	0	0	0
	2010	0	0	0
	2009	0	0	0

Officers serving the Company prior to the acquisition of Cono Italiano (Delaware):

James Pak Chiu Leung former CEO,	2010	0	0	0
former President, former Director (5)	2009	70,000	0	70,000

Robert G. Clarke, former CEO(6)	2010	0	0	0
	2009	0	0	0

Michel St-Pierre, former CFO (7)	2010	0	0	0
	2009	116,694	0	116,694

(1)	No officers earned over $100,000 in any of the three preceding fiscal years, other than as set forth above.

(2)	The Company’s fiscal year previously ended on January 31. The Company changed its fiscal year-end from November 30, 2006 to January 31, 2007, and on November 12, 2009 the Company changed its fiscal year end to December 31st. The 2010 and 2009 fiscal years for Mitchell Brown, Joseph Masselli, Alex J. Kaminski and Steve Savage refer to the fiscal years ended December 31, 2010 and December 31, 2009. The 2009 fiscal year for Mr. Leung, Mr. Clarke and Mr. St-Pierre refer to the fiscal years ended January 31, 2009. These individuals were not compensated thereafter.

(3)	To date, each of Mitchell Brown, Joseph Masselli, Alex J. Kaminski and Steve Savage have not been paid cash compensation by either the Company or Cono Italiano (Delaware).

(4)	On January 28, 2011, Mr. Masselli was relieved of his position as the Company’s President and Chief Operating Officer. On March 15, 2011 Mr. Masselli’s service as a member of the Company’s Board of Directors terminated.

(5)	Mr. Leung was granted stock options to purchase 70,000 shares. The Company valued these options using the Black-Scholes option -pricing valuation model. The model uses market sourced inputs such as interest rates, stock prices, and option volatilities, the selection of which requires Company management’s judgment, and which may impact the value of the options. The assumptions used in the Black-Scholes valuation model were: a risk-free interest rate of 4.6% and 4.7%; the current stock price at date of issuance of $0.03 and $2.00 per share; the exercise price of the options of $0.05 and $2.00 per share; the term of 5 years; volatility of 157% and 160%. The stock options granted to Mr. Leung have vested as follows: 60,000 were granted on October 5, 2006 and vested immediately, 5,000 were granted on November 6, 2006, and vested on that date, and 5,000 were granted on November 6, 2006 and vested on November 6, 2007.

(6)	Mr. Clarke was appointed as the Company’s President and CEO on September 12, 2008; he resigned from these positions on June 4, 2009.

(7)	Mr. St-Pierre served as the Chief Financial Officer of the Company from January 9, 2007 until June 22, 2009.

None of the officers earned any bonus, restricted stock awards, LTIP Payouts or any other annual or long term compensation other than the stock awards paid to each of Mr. Brown, Mr. Masselli and Mr. Savage by Cono Italiano (Delaware).

Outstanding Equity Awards at Fiscal Year-End (1)

As of the end of our most recent fiscal year, December 31, 2011, Mitchell Brown, our Chief Executive Officer and Director, Joseph Masselli, our former President, Chief Operating Officer and Director, Alex J. Kaminski, our Chief Financial Officer, Treasurer and Director and Steve Savage, our Secretary and Director have not been issued any options in the Company.

The following table provides the information regarding outstanding options owned by the named executive officers and directors as of December 31, 2011.  We have never granted any stock appreciation rights.  The shares set forth below reflect our August 10, 2009 one for sixty stock split.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date

James Pak Chiu Leung, Former CEO, Former	84	0	120.00	November 6, 2012
President and Former Director (1)	84	0	120.00	November 6, 2011
Claude Pellerin, Former Secretary and Former	84	0	120.00	November 6, 2012
Director (2)	84	0	120.00	November 6, 2011

(1) Mr. Leung served as the Chief Executive Officer, President and Director of the Company from June 5, 2006 to September 9, 2008.

(2) Mr. Pellerin resigned as the Company’s secretary on June 19, 2009.

Director Compensation

The persons who served as members of our board of directors, including executive officers, did not receive any compensation for services as a director in either the fiscal year ended December 31, 2011 or the fiscal year ended December 31, 2010.

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

It has been agreed by the Company, Mr. Smith and Mr. Kaminski that pursuant to separate stock option agreements, Mr. Smith will be granted options to purchase 2,000,000 shares of the Company’s common stock at $.01 per share and Mr. Kaminski will be granted options to purchase 1,500,000 shares of the Company’s common stock at $.01 per share.  At this time, these options have not been granted, will vest in one year and will expire in three years.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 16, 2012, the total number of shares owned beneficially by the Company’s directors, officers and key employees, and any person (including any group) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company’s voting securities. Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated. The percentage of ownership set forth below reflects each holder’s ownership interest in the 90,234,988 shares of the Company’s common stock outstanding as of April 16, 2012.

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

After giving effect to the Share Exchange, Mitchell Brown, both as an individual and through his control of Lara Mac, controls 36,000,000 shares of the Company’s common stock.  These shares constitute 39% of the Company’s 92,234,988 issued and outstanding shares as of April 16, 2012.

Adverse Interests

The Company is not aware of any material proceeding to which any director, officer, or affiliate of the Company, or any owner of record or beneficially of more than five percent of any class of the Company’s voting securities, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

Item 14. Principal Accountant Fees and Services.

(a) Audit Fees

The aggregate fees of EFP Rotenberg LLP for professional services rendered for the audit of the Company's annual financial statements for the years ended December 31, 2011 and 2010, totaled $26,560 and $22,500, respectively.

(b) Audit-Related Fees

The aggregate fees billed by EFP Rotenberg LLP for audit related services for the years ended December 31, 2011 and 2010, and which are not disclosed in “Audit Fees” above, were $0 and $14,100, respectively. These fees included fees related to procedures performed for the Company in connection with (i) the filing of a Registration Statement on Form S-1; and (ii) the Company’s acquisition of Cono Italiano (Delaware).

(c) Tax Fees

The aggregate fees billed by EFP Rotenberg LLP for tax compliance for each of the years ended December 31, 2011 and 2010, were $0.

(d) All Other Fees

The aggregate fees billed by EFP Rotenberg LLP for services other than those described above, for the years ended December 31, 2011 and 2010, were $0.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Exhibit No.	Description of Exhibits

Exhibit 3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on December 17, 2004.

Exhibit 3.2	Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on December 17, 2004.

Exhibit 3.3	Certificate of Amendment to the Articles of Incorporation, dated as of November 11, 2006, incorporated by reference to Exhibit 3.3 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 30, 2006.

Exhibit 3.4	Amendment to the Company’s Bylaws, incorporated by reference to Exhibit 3.4 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 17, 2007.

Exhibit 3.5	Certificate of Amendment to the Articles of Incorporation, dated as of February 11, 2008, incorporated by reference to Exhibit 3.5 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 3.6	Certificate of Amendment to the Articles of Incorporation, dated as of July 31, 2009, incorporated by reference to Exhibit 3.6 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 3.7	Amendment to the Company’s Bylaws, incorporated by reference to Exhibit 3.7 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 3.8	Certificate of Incorporation of Cono Italiano (Delaware) (formerly known as Janex International, Inc.), incorporated by reference to Exhibit 3.8 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 3.9	Certificate of Amendment of Certificate of Incorporation (Cono Italiano (Delaware)), incorporated by reference to Exhibit 3.9 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 3.10	Certificate of Merger of Foreign Corporation into a Domestic Corporation (Cono Italiano (Delaware)), incorporated by reference to Exhibit 3.10 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 3.11	Certificate of Merger of Domestic Corporation and Foreign Limited Liability Company (Cono Italiano (Delaware)), incorporated by reference to Exhibit 3.11 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 3.12	Certificate of Amendment of Certificate of Incorporation (Cono Italiano (Delaware)), incorporated by reference to Exhibit 3.12 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 3.13	Certificate of Amendment of Certificate of Incorporation (Cono Italiano (Delaware)), incorporated by reference to Exhibit 3.13 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 3.14	Certificate of Correction (Cono Italiano (Delaware)), incorporated by reference to Exhibit 3.14 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 3.15	Bylaws, as amended, incorporated by reference to Exhibit 3.15 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 14, 2010.

Exhibit 3.16	Certificate of Amendment of Certificate of Incorporation (Cono Italiano (Delaware)), incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Securities Exchange Commission on February 28, 2012.
Exhibit 10.29	Working Interest Purchase and Sale Agreement, by and between the Company and Wellington Capital Management Inc., dated as of January 29, 2009, incorporated by reference to Exhibit 10.29 to the Company’s Report on Form 10-K, filed with the Securities and Exchange Commission on May 18, 2009.

Exhibit 10.30	Assignment and Assumption Agreement, by and between the Company and DT Crystal Holdings Limited, dated as of January 31, 2009, incorporated by reference to Exhibit 10.30 to the Company’s Report on Form 10-K, filed with the Securities and Exchange Commission on May 18, 2009.

Exhibit 10.31	Convertible Note Agreement, by and between the Company and Wellington Capital Management Inc., dated as of February 2, 2009, incorporated by reference to Exhibit 10.31 to the Company’s Report on Form 10-K, filed with the Securities and Exchange Commission on May 18, 2009.

Exhibit 10.32	Termination of Working Interest Purchase and Sale Agreement, by and between the Company and Wellington Capital Management Inc., dated as of April 28, 2009, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on May 5, 2009.

Exhibit 10.33	Termination and Discharge of Convertible Note Agreement, by and between the Company and Wellington Capital Management Inc., dated as of April 28, 2009, incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on May 5, 2009.

Exhibit 10.34	Mutual Release, by and between the Company and Wellington Capital Management Inc., incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on May 5, 2009.

Exhibit 10.35	Letter of Intent, by and between the Company and Financial Media Net, Inc., dated as of March 25, 2009, incorporated by reference to Exhibit 99.1 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 26, 2009.

Exhibit 10.36	Affiliate Stock Purchase Agreement, dated June 4, 2009, between Gallant Energy International Inc. and Lara Mac Inc., incorporated by reference to Exhibit 99.1 to Lara Mac Inc.’s Schedule 13D, filed with the Securities and Exchange Commission on June 15, 2009.

Exhibit 10.37	Management Services Agreement, by and between the Company and Lara Mac Inc., dated as of June 22, 2009, incorporated by reference to Exhibit 10.37 to the Company’s Report on Form 10-Q, filed with the Securities and Exchange Commission on September 14, 2009.

Exhibit 10.38	Agreement, by and between Kono Italia S.r.l & Spuntibreak S.r.l. DBA Pizza Hands and Cono Italiano LLC, dated as of March 2, 2006, incorporated by reference to Exhibit 10.38 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 10.39	Distribution Agreement, by and between Cono Italiano, Inc. and Pino Gelato, Inc., dated as of July 9, 2008, incorporated by reference to Exhibit 10.39 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 10.40	Amendment to Distribution Agreement, by and between Cono Italiano, Inc. and Pino Gelato, Inc., dated as of July 9, 2008, incorporated by reference to Exhibit 10.40 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 10.41	Employment Agreement, by and between Cono Italiano (Delaware) and Mitchell Brown, dated as of August 1, 2008, incorporated by reference to Exhibit 10.41 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 10.42	Employment Agreement, by and between Cono Italiano (Delaware) and Steve Savage, dated as of August 1, 2008, incorporated by reference to Exhibit 10.42 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 10.43	Employment Agreement, by and between Cono Italiano (Delaware) and Joseph Masselli, dated as of August 1, 2008, incorporated by reference to Exhibit 10.43 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 10.44	Annulment Agreement, by and between Cono Italiano (Delaware) and Mitchell Brown, dated as of August 11, 2009, incorporated by reference to Exhibit 10.44 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 10.45	Annulment Agreement, by and between Cono Italiano (Delaware) and Steve Savage, dated as of August 11, 2009, incorporated by reference to Exhibit 10.43 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 10.46	Annulment Agreement, by and between Cono Italiano (Delaware) and Joseph Masselli, dated as of August 11, 2009, incorporated by reference to Exhibit 10.44 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 10.47	Settlement Agreement and Mutual Release, by and between Dough Bros., Inc., John Allen, Drew Allen, Matt Allen, Edesia Emprise, LLC, Cono Italiano, Inc., Mitchell Brown, John Jacobs and Ramona Fantini, dated as of October 22, 2009, incorporated by reference to Exhibit 10.47 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 10.48	Commitment Agreement, by and between Cono Italiano (Delaware) and Lara Mac Inc., dated as of November 9, 2009, incorporated by reference to Exhibit 10.48 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 10.49	Master Manufacturing Agreement, by and between Cono Italiano (Delaware) and Edesia Emprise, LLC, dated as of November 11, 2009, incorporated by reference to Exhibit 10.49 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 10.50	Form of Share Exchange Agreement, by and between the Company and the shareholders of Cono Italiano (Delaware), incorporated by reference to Exhibit 10.50 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 10.51	Amendment to the Management Services Agreement, by and between Lara Mac Inc., Cono Italiano, Inc. (a Nevada corporation) and Cono Italiano, Inc. (a Delaware corporation), dated as of November 6, 2009, incorporated by reference to Exhibit 10.51 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 10.52	Employment Agreement, by and between the Company and Mitchell Brown, dated as of December 30, 2009, incorporated by reference to Exhibit 10.52 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 14, 2010.

Exhibit 10.53	Employment Agreement, by and between the Company and Joseph Masselli, dated as of December 30, 2009, incorporated by reference to Exhibit 10.53 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 14, 2010.

Exhibit 10.54	Employment Agreement, by and between the Company and Alex Kaminski, dated as of December 30, 2009, incorporated by reference to Exhibit 10.54 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 14, 2010.

Exhibit 10.55	Employment Agreement, by and between the Company and Steve Savage, dated as of December 30, 2009, incorporated by reference to Exhibit 10.55 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 14, 2010.

Exhibit 10.56	Convertible Promissory Note issued by Cono Italiano (Delaware) on December 28, 2007, incorporated by reference to Exhibit 10.56 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 14, 2010.

Exhibit 10.57	Convertible Promissory Note re-issued by Cono Italiano (Delaware) on January 31, 2008, incorporated by reference to Exhibit 10.57 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 14, 2010.

Exhibit 10.58	Amendment to Convertible Promissory Note, dated as of October 22, 2009, incorporated by reference to Exhibit 10.58 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 14, 2010.

Exhibit 10.59	Manufacturing Agreement, by and between Interstate Caterers and the Company, dated as of August 2010, incorporated by reference to Exhibit 10.59 to the Company’s Report on Form 10-Q, filed with the Securities and Exchange Commission on November 15, 2010.

Exhibit 10.60	Consulting Agreement, by and between the Dettman Group, LLC and the Company, dated as of September 15, 2010, incorporated by reference to Exhibit 10.59 to the Company’s Report on Form 10-Q, filed with the Securities and Exchange Commission on November 15, 2010.

Exhibit 10.61	Manufacturing Agreement by and between the Company and Interstate Caterers, dated as of September 7, 2011.

Exhibit 10.62	Security Agreement by and between the Company and TCA Global Credit Master Fund, LP dated as of February 27, 2012.

Exhibit 10.63	Convertible Promissory Note by and between the Company and TCA Global Credit Master Fund, LP dated as of February 27, 2012.

Exhibit 10.64	Committed Equity Facility Agreement by and between the Company and TCA Global Master Credit Fund, LP dated as of February 27, 2012.

Exhibit 10.65	Registration Rights Agreement by and between the Company and TCA Global Master Credit Fund, LP dated as of February 27, 2012.

Exhibit 14.3	Audit Committee Charter, incorporated by reference to Exhibit 14.3 to the Company’s Report on Form 10-QSB, filed with the Securities and Exchange Commission on October 23, 2006.

Exhibit 14.4	Whistleblower Procedures Policy, incorporated by reference to Exhibit 14.4 to the Company’s Report on Form 10-QSB, filed with the Securities and Exchange Commission on October 23, 2006.

Exhibit 14.5	Governance Charter, incorporated by reference to Exhibit 14.5 to the Company’s Report on Form 10-QSB, filed with the Securities and Exchange Commission on October 23, 2006.

Exhibit 14.6	Compensation Charter, incorporated by reference to Exhibit 14.6 to the Company’s Report on Form 10-QSB, filed with the Securities and Exchange Commission on October 23, 2006.

Exhibit 21	List of Subsidiaries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONO ITALIANO, INC.

Date: April 16, 2012	By:	/s/ Mitchell Brown
Name: /s/ Mitchell Brown
Title: Chief Executive Officer
(Principal Executive Officer)

Date: April 16, 2012	By:	/s/ Alex J. Kaminski
Name: /s/ Alex J. Kaminski
Title: Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BY OR ON BEHALF OF THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

Name	Title	Date

/s/ Mitchell Brown	Chief Executive Officer (Principal Executive Officer),	April 16, 2012
Mitchell Brown	Director

/s/ Alex J. Kaminski	Chief Financial Officer (Principal Financial Officer)	April 16, 2012
Alex J. Kaminski	(Principal Accounting Officer), Treasurer, Director

/s/ Steve Savage	Secretary, Director	April 16, 2012
Steve Savage

/s/ Scott Smith	Director	April 16, 2012
Scott Smith

CONO ITALIANO, INC.

(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY INC.)

(A DEVELOPMENT STAGE COMPANY)

(A NEVADA CORPORATION)

Keyport, New Jersey

FINANCIAL REPORTS
AT
December 31, 2011

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY INC.)
(A DEVELOMENT STAGE COMPANY)
(A NEVADA Corporation)
Keyport, New Jersey

TABLE OF CONTENTS

Consolidated Balance Sheets at December 31, 2011 and 2010	2

Consolidated Statements of Changes in Stockholders’ Deficit for the Period from Date of Inception (March 2, 2006) Through December 31, 2011	3

Consolidated Statements of Operations for the Years Ended December 31, 2011 and 2010 and the Period from Inception (March 2, 2006) Through December 31, 2011	4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010 and the Period from Inception (March 2, 2006) Through December 31, 2011	5

Notes to Consolidated Financial Statements	6-17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Cono Italiano, Inc.

We have audited the accompanying consolidated balance sheets of Cono Italiano, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for each of the years in the two-year period ended December 31, 2011 and for the period since inception (March 2, 2006) through December 31, 2011. Cono Italiano, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cono Italiano, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011 and for the period since inception (March 2, 2006) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note H to the consolidated financial statements, These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note H. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP

Rochester, New York

April 16, 2012

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY LTD.)
(A DEVELOPMENT STAGE COMPANY)
(A NEVADA CORPORATION)
Keyport, New Jersey

CONSOLIDATED BALANCE SHEETS

December 31,	2011	2010

ASSETS
Cash and Cash Equivalents	$—	$665
Due from Related Party	11,937	78,937
Prepaid Expenses	21,000	120,226

Total Current Assets	32,937	199,828

Property and Equipment - Net of Accumulated Depreciation	148,087	12,236

Total Assets	$181,024	$212,064

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Bank Overdraft	$3,348	$—
Accounts Payable	135,508	135,508
Accrued Expenses	54,713	53,466
Accrued Legal Expense	187,525	182,043
Accrued Interest - Officer	52,746	43,729
Notes Payable	60,905	55,177
Due to Officer	724,975	695,025

Total Liabilities	1,219,720	1,164,948

Stockholders' Deficit
Common Stock - $.001 Par; 150,000,000 Shares Authorized, 99,234,988 and 92,005,988 Shares Issued and Outstanding	99,235	92,006
Common Stock Subscribed	526	—
Stock Subscriptions Receivable	—	—
Additional Paid-In-Capital	1,131,939	721,041
Deficit Accumulated During Development Stage	(2,270,396)	(1,765,931)

Total Stockholders' Deficit	(1,038,696)	(952,884)

Total Liabilities and Stockholders' Deficit	$181,024	$212,064

The accompanying notes are an integral part of these financial statements.

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY LTD.)
(A DEVELOPMENT STAGE COMPANY)
(A NEVADA CORPORATION)
Keyport, New Jersey

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE PERIOD FROM DATE OF INCEPTION (MARCH 2, 2006) THROUGH DECEMBER 31, 2011

						Deficit
	Common Stock		Common	Stock	Additional	Accumulated	Total
	$ .001 Par		Stock	Subscriptions	Paid-In	During	Stockholders'
	Shares	Amount	Subscribed	Receivable	Capital	Development Stage	Deficit

Balance - March 2, 2006	—	$—	$—	$—	$—	$—	$—

Common Stock Issued for Contribution of License Rights and Equipment	6,000,000	6,000	—	—	159,000	—	165,000

Net Loss	—	—	—	—	—	—	—

Balance - December 31, 2006	6,000,000	6,000	—	—	159,000	—	165,000

Net Loss	—	—	—	—	—	(50,290)	(50,290)

Balance - December 31, 2007	6,000,000	6,000	—	—	159,000	(50,290)	114,710

Additional Paid-In-Capital - Deemed Distribution	—	—	—	—	(312,000)	—	(312,000)

Common Stock Issued to Prior Owners	3,000,000	3,000	—	—	54,000	—	57,000

Common Stock Issued in Exchange for Services	44,250,000	44,250	—	—	434,494	—	478,744

Net Loss	—	—	—	—	—	(929,795)	(929,795)

Balance - December 31, 2008	53,250,000	53,250	—	—	335,494	(980,085)	(591,341)

Common Stock Issued in Exchange for Services	7,616,428	7,616	—	—	178,777	—	186,393

Common Stock Issued for Cash	262,000	262	—	—	64,608	—	64,870

Common Stock Issued for Related Party Expense	500,000	500	—	—	69,500	—	70,000

Acquisition of Shell (1)	242,560	243	—	—	(272,946)	—	(272,703)

Common Stock Issued to Relieve Accounts Payable	10,000	10	—	—	3,490	—	3,500

Common Stock Issued for Note Payable Conversion	18,000,000	18,000	—	—	—	—	18,000

Net Loss	—	—	—	—	—	(437,325)	(437,325)

Balance - December 31, 2009	79,880,988	79,881	—	—	378,923	(1,417,410)	(958,606)

Common Stock Issued for Note Payable Conversion	2,000,000	2,000	—	—	182,547	—	184,547

Common Stock Issued in Exchange for Services	10,000,000	10,000	—	—	83,880	—	93,880

Common Stock Issued - Licensing Agreement	125,000	125	—	—	75,691	—	75,816

Net Loss	—	—	—	—	—	(348,521)	(348,521)

Balance - December 31, 2010	92,005,988	92,006	—	—	721,041	(1,765,931)	(952,884)

Common Stock Issued to Previous Investors	3,184,000	3,184	—	—	90,336	—	93,520

Common Stock Issued in Exchange for Services	3,325,000	3,325	—	—	152,924	—	156,249

Common Stock Cancelled	(3,280,000)	(3,280)	—	—	(27,836)	—	(31,116)

Stock subscription, net of cash proceeds received	4,000,000	4,000	526	—	195,474	—	200,000

Net Loss	—	—	—	—	—	(504,465)	(383,682)

Balance - December 31, 2011	99,234,988	$99,235	$526	$—	$1,131,939	$(2,270,396)	$(1,038,696)

The accompanying notes are an integral part of these financial statements.

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY LTD.)
(A DEVELOPMENT STAGE COMPANY)
(A NEVADA CORPORATION)
Keyport, New Jersey

CONSOLIDATED STATEMENTS OF OPERATIONS

			Period From
			Date of Inception
			(March 2, 2006)
			Through
For the Years Ended December 31,	2011	2010	December 31, 2011

Sales	$—	$10,109	$33,994

Cost of Sales	—	—	9,123

Gross Profit	—	10,109	24,871

Expenses
Selling and Direct	166,610	14,504	351,480
Compensation Expense	—	—	420,005
General and Administrative	323,110	198,338	1,207,485
Interest Expense	14,745	15,283	68,209
Loss on Impairment of License Right	—	130,505	130,505
Gain on Sale of Assets	—	—	(3,200)

Total Expenses	504,465	358,630	2,174,484

Net Loss	$(504,465)	$(348,521)	$(2,149,613)

Loss per Share - Basic and Diluted	$(0.00)	$(0.01)	$(0.04)

Weighted Average Common Shares Outstanding	94,626,385	68,991,289	49,091,214

The accompanying notes are an integral part of these financial statements.

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY LTD.)
(A DEVELOPMENT STAGE COMPANY)
(A NEVADA CORPORATION)
Keyport, New Jersey

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period From
			Date of Inception
			(March 2, 2006)
			Through
For the Years Ended December 31,	2011	2010	December 31, 2011

Cash Flows from Operating Activities

Net Loss	$(504,465)	$(348,521)	$(2,149,613)

Adjustments to Reconcile Net Loss to Net Cash Flows from Operating Activities:
Amortization	—	6,498	19,494
Depreciation	8,665	8,157	46,429
Common Stock Issued in Exchange for Services	147,850	3,269	800,823
Expense to Prior Owners	93,520	—	350,520
Gain on Sale of Assets	—	—	(3,200)
Loss on Impairment of License Right	—	130,505	130,505
Common Stock Issued in Lieu of Rent Expense	36,000	—	36,000
Changes in Assets and Liabilities:
Prepaid Expenses	40,510	(9,567)	26,328
Accounts Payable	—	(1,755)	(24,458)
Accrued Expenses	(1,247)	14,066	54,713
Accrued Legal Expense	5,482	56,519	125,361
Accrued Interest	14,745	15,283	68,210
Deferred Revenues	—	(10,107)	75,818

Net Cash Flows from Operating Activities	(156,446)	(135,653)	(563,853)

Net Cash Flows from Investing Activities
Proceeds from Sale of Asset	—	—	5,000
Acquisition of Cash in Reorganization	—	—	916
Purchase of Property and Equipment	(144,517)	—	(181,319)

Net Cash Flows from Investing Activities	(144,517)	—	(175,403)

Cash Flows from Financing Activities
Bank Overdraft	3,348	—	3,348
Cash Proceeds from Sale of Stock	200,000	—	264,870
Cash Received from Related Party - Net	67,000	55,001	58,063
Due to Officer - Net	29,950	70,659	412,975

Net Cash Flows from Financing Activities	300,298	125,660	739,256

Net Change in Cash and Cash Equivalents	(665)	(9,993)	—

Cash and Cash Equivalents - Beginning of Year	665	10,658	—

Cash and Cash Equivalents - End of Year	$—	$665	$—

Supplemental Non-Cash Investing and Financing Activities:
Acquisition of Accounts Payable in Reorganization	$—	$—	$210,132
Acquisition of Notes Payable in Reorganization	$—	$—	$47,988
Deemed Distribution	$—	$—	$312,000
Common Stock Issued to Relieve Accounts Payable	$—	$—	$3,500
Common Stock Issued for Note Payable Conversion	$—	$184,547	$202,547
Common Stock Issued for Related Party Payable	$—	$—	$70,000

Cash Paid During the Year for:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

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

On December 13, 2011 the Board of Directors approved increasing the authorized shares of common stock from 100,000,000 to 150,000,000.

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

Development Stage

The Company has operated as a development stage enterprise since its inception by devoting substantially all of its efforts to financial planning, raising capital, research and development, and developing markets for its services. The Company prepares its financial statements in accordance with the requirements of FASB ASC 915, ““Development Stage Entities.”

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

Stock-based compensation related to employees and directors is recognized pursuant to the provisions of FASB ASC 718. FASB ASC 718 requires recognition in the financial statements of the cost of employee services received in exchange for an award of equity instruments over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). FASB ASC 718 also requires measurement of the cost of employee services received in exchange for an equity award based upon the grant-date fair value of the award.

Note C -	Recently Issued Accounting Standards

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Note D -	Property and Equipment

Property and equipment consisted of the following:

December 31,	2011	2010

Machinery and Equipment	$190,168	$45,652
Office Equipment	2,398	2,398
	$192,566	$48,050
Less: Accumulated Depreciation	44,479	35,814

Net Property and Equipment	$148,087	$12,236

Depreciation expense for the years ended December 31, 2011 and 2010 was $8,665 and $8,157, respectively.

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY, INC.)
(A DEVELOPMENT STAGE COMPANY)
(A NEVADA CORPORATION)
Keyport, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note E-	Related Party Transactions

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

The advances are non-interest bearing and is due upon demand. Due from related party consists of the following:

December 31,	2011	2010

Edesia Emprise, LLC	$11,937	$78,937

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

In November 2009, Edesia Emprise, LLC has entered into a subcontract agreement with Sunrise Bakery, located in Brooklyn, New York, to produce the cones for the Pizza Cono product on behalf of Edesia Emprise, LLC.

For the year ended December 2011, Edesia Emprise paid expenses on behalf of the Company in the amount of $67,000, thereby reducing the amount due from them to the Company.

Due to Officer

Certain disbursements of the Company have been paid by an officer of the Company. The balance at December 31, 2011 and 2010 was $724,975 and $695,025, respectively. There are no established repayment terms. For the years ended December 31, 2011 and 2010, the Company has imputed interest at the applicable federal rate of 1.27% and 1.53%, respectively. Accrued interest was $52,746 and $43,729, at December 31, 2011 and 2010, respectively.

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY, INC.)
(A DEVELOPMENT STAGE COMPANY)
(A NEVADA CORPORATION)
Keyport, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note F -	Accrued Legal Expense

Accrued legal expense consists of legal services rendered to the Company in the ordinary course of business including SEC filings and the reverse merger. Accrued legal expense at December 31, 2011 and 2010 was $185,525 and $182,043, respectively.

Note G -	Notes Payable

The Company has a note payable to DT Crystal Limited accruing interest at 10% annually which is due upon demand. The note is convertible at option of the holder into restricted stock of Cono (Nevada). At December 31, 2011 and 2010 note payable to DT Crystal was $60,905 and $55,177, respectively. Interest expense for the years ended December 31, 2011 and 2010 was $5,728 and $5,190, respectively.

Note H -	Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations. As a result, there is an accumulated deficit of $(2,270,396) at December 31, 2011.

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

It has been agreed by the Company, Mr. Smith, a director and Mr. Kaminski that pursuant to separate stock option agreements, Mr. Smith will be granted options to purchase 2,000,000 shares of the Company’s common stock at $.01 per share and Mr. Kaminski will be granted options to purchase 1,500,000 shares of the Company’s common stock at $.01 per share. These options will vest in one year and will expire in three years. As of December 31, 2011, the stock agreements have not been executed, therefore the options have not been granted.

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

Options outstanding at the date of acquisition were 336. All outstanding options were fully vested and expensed prior to the acquisition.

Year Ended
December 31, 2011
	Number of	Weighted - Average
Options	Options	Exercise Price
Balance at Acquisition	336	$120
Granted	––	––
Exercised	––	––
Expired	(336)	––
Balance at December 31, 2011	––	––

Options Exercisable at December 31, 2011	––	––

As of December 31, 2011, there was no unrecognized compensation cost related to non-vested stock options.

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY, INC.)
(A DEVELOPMENT STAGE COMPANY)
(A NEVADA CORPORATION)
Keyport, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note K -	Income Taxes

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

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. The Company incurred net losses in the year ending December 31, 2011 and 2010 and therefore, has no tax liability. The deferred tax asset generated by the carry-forward is approximately $858,156 at December 31, 2011 and will expire in 2025.

Components of deferred tax assets at December 31, 2011 are as follows:

Deferred Tax Asset:

Net Operating Loss Carry-Forwards	$858,156

Valuation Allowance	858,156

Net Deferred Tax Asset	$––

A full valuation allowance has been established against the deferred tax assets for the years ended December 31, 2011 and 2010 as utilization of the loss carry forwards and realization of other deferred tax assets cannot be reasonably assured.

The Company has adopted ASC 740-10 “Income Taxes”. As a result of the assessment the Company has recognized no material tax adjustments to the unrecognized tax benefits. At the adoption date of January 1, 2008 and as of December 31, 2011, the Company has no unrecognized tax benefits. The reconciliation of the effective income tax rate of the Company to the statutory income tax rate for the fiscal year ended on December 31, 2011 and 2010 is as follows:

	2011	2010

Federal Income Tax Rate	31%	31%

State Income Tax Rate	9%	9%

Increase in Valuation Allowance	(40)%	(40)%

Effective Tax Rate	0%	0%

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY, INC.)
(A DEVELOPMENT STAGE COMPANY)
(A NEVADA CORPORATION)
Keyport, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note L -	Licensing Revenue

On July 9, 2008, (subsequently amended in October, 2009) the Company entered into a Supplier/Distribution agreement with Pino Gelato, Inc., an unrelated entity. The agreement grants the exclusive manufacture and distribution rights to Pino Gelato, Inc. for the production of pizza cono food products for certain specified geographical territories. The term of the agreement was for ten (10) years with an automatic renewal for another ten (10) years. In addition, Pino Gelato, Inc. had the exclusive rights to enter into franchise agreements with third parties to market and sell the pizza cono food products. In exchange for the rights granted to Pino Gelato under the agreement, the Company received total cash consideration of $100,000 which was deferred and recognized over the license term.

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

We will give Lara Mac customary representations and warranties regarding the good standing of our Company and status of progress in respect of our Company business plan prior to each draw on the Commitment Amount, and we will provide certifications and covenants regarding use of proceeds of each draw, which will be in customary forms reasonably requested by Lara Mac as determined by reference to similar lenders making similar loans to similar companies. Lara Mac will not be required to make any loans under the Commitment Amount to us if we are unable to make the representations, warranties, certifications or covenants, or if we are in breach of any previously given representations, warranties, certifications or covenants. If we breach any of the notes, the default rate will be 15% per annum and Lara Mac may seek recourse against our company for repayment of all of the notes. As of December 31, 2011, the agreement was still in effect and no funds have been borrowed.

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

In addition to this agreement Cono issued 100,000 shares of common stock to the 2 sole stockholders of Interstate in exchange for the use of Interstate’s facility for 1 (one) year at an approximate value of $36,000 for the calendar year 2011, included in prepaid expenses. For the year ended December 31, 2011, $36,000 has been expensed to rent. This agreement was superseded in September 2011 by another agreement with Interstate Caterers (See below).

On July 11, 2011 the Company signed a subscription agreement with an individual to purchase 4,525,640 shares of the Company’s common stock in four (4) installments of $50,000 each, totaling $200,000. As of December 31, 2011 all of the four installments had been received totaling $200,000. The Company has issued 4,000,000 shares of the 4,525,640 that were to be issued. 525,640 shares of common stock are due to the individual for his investment, therefore, common stock subscribed is $526 at December 31, 2011.

On September 7, 2011 the Company entered into a manufacturing agreement with Interstate Caterers for the purposes of manufacturing, producing and distributing “pizza cono”. As consideration for Interstate entering into the agreement, the Company agreed to issue 3,500,000 shares of its restricted common stock upon the execution of the agreement. As of December 31, 2011 the stock had not been issued. As consideration for Interstate’s services under the agreement, Interstate will receive seventy percent (70%) of the difference between the sales price for the product less direct manufacturing costs for such product, regardless of whether the Company or Interstate initiated the sales of such product. In addition, the Company will lease to Interstate certain equipment to be used in the manufacture of the Cono products for $1.00 per year.

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

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY, INC.)
(A DEVELOPMENT STAGE COMPANY)
(A NEVADA CORPORATION)
Keyport, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note N -	Subsequent Events

On February 27, 2012, the Company entered into a security agreement with TCA Global Credit Master Fund, LP, a Cayman Islands limited partnership related to a $250,000 convertible promissory note issued by the Company in favor of TCA. The Security Agreement grants to TCA a continuing, first priority security interest in all of the Company’s assets, wheresoever located and whether now existing or hereafter arising or acquired.

On February 27, 2012, the Company issued the Convertible Note in favor of TCA. The maturity date of the Convertible Note is February 27, 2013, and the Convertible Note bears interest at a rate of twelve percent (12%) per annum. The Convertible Note is convertible into shares of the Company’s common stock at a price equal to ninety-five percent (95%) of the lowest daily volume weighted average price of the Company’s common stock during the five (5) trading days immediately prior to the date of conversion. The Convertible Note may be prepaid in whole or in part at the Company’s option without penalty.

On February 27, 2012, the Company entered into the Equity Agreement with TCA. Pursuant to the terms of the Equity Agreement, for a period of twenty-four (24) months commencing on the date of effectiveness of a Registration Statement, TCA shall commit to purchase up to $1,500,000 of the Company’s common stock, par value $0.001 per share. The purchase price of the Shares under the Equity Agreement is equal to ninety-five percent (95%) of the lowest daily volume weighted average price of the Company’s common stock during the five (5) consecutive trading days after the Company delivers to TCA an Advance notice in writing requiring TCA to advance funds to the Company, subject to the terms of the Equity Agreement.

As further consideration for TCA entering into and structuring the Equity Facility, the Company shall pay to TCA a fee by issuing to TCA that number of shares of the Company’s common stock that equal a dollar amount of fifty-two thousand and five hundred dollars ($52,500) (the “Facility Fee Shares”). It is the intention of the Company and TCA that the value of the Facility Fee Shares shall equal $52,500. In the event the value of the Facility Fee Shares issued to TCA does not equal $52,500 after a nine month evaluation date, the Equity Agreement provides for an adjustment provision allowing for necessary action (either the issuance of additional shares to TCA or the return of shares previously issued to TCA to the Company’s treasury) to adjust the number of Facility Fee Shares issued.

- 17 -