Form 10-Q
period 2012-03-31
Cono Italiano, Inc.
filed 2012-05-21
CIK 1307701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2012

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

Yes☐ No ☒

As of May 21, 2012, there were 102,833,087 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CONO ITALIANO, INC.

(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY INC.)

(A DEVELOPMENT STAGE COMPANY)

(A NEVADA CORPORATION)

Keyport, New Jersey

FINANCIAL REPORTS
AT
March 31, 2012

CONO ITALIANO, INC.

(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY INC.)

(A DEVELOMENT STAGE COMPANY)

(A NEVADA Corporation)

Keyport, New Jersey

TABLE OF CONTENTS

Consolidated Balance Sheets at March 31, 2012 (Unaudited) and December 31, 2011	3

Consolidated Statements of Changes in Stockholders’ Deficit for the Period from Date of Inception (March 2, 2006) Through March 31, 2012 (Unaudited)	4

Consolidated Statements of Operations for the Three Months Ended March 31, 2012 and 2011 and the Period from Inception (March 2, 2006) Through March 31, 2012 (Unaudited)	5

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011 and the Period from Inception (March 2, 2006) Through March 31, 2012 (Unaudited)	6

Notes to Consolidated Financial Statements	7-16

CONO ITALIANO, INC.

(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY LTD.)

(A DEVELOPMENT STAGE COMPANY)

(A NEVADA CORPORATION)

Keyport, New Jersey

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2012	2011

ASSETS
Cash and Cash Equivalents	$157,459	$—
Due from Related Party	36,937	11,937
Prepaid Expenses	57,000	21,000
Deferred Equity Financing Costs	87,500	—

Total Current Assets	338,896	32,937

Property and Equipment - Net of Accumulated Depreciation	144,362	148,087

Deferred Note Payable Issuance Costs - Net of Accumulated Amortization	35,865	—

Total Assets	$519,123	$181,024

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Bank Overdraft	$—	$3,348
Accounts Payable	135,508	135,508
Accrued Expenses	63,057	54,713
Accrued Legal Expense	198,024	187,525
Accrued Interest - Officer	54,764	52,746
Accrued Compensation - Officers	56,250	—
Note Payable	62,428	60,905
Convertible Note Payable, Net	237,939	—
Due to Officer	770,317	724,975

Total Liabilities	1,578,287	1,219,720

Stockholders' Deficit
Common Stock - $.001 Par; 150,000,000 Shares Authorized, 100,833,087 and 99,234,988 Shares Issued and Outstanding	100,833	99,235
Common Stock Subscribed	526	526
Additional Paid-In-Capital	1,231,999	1,131,939
Deficit Accumulated During Development Stage	(2,392,522)	(2,270,396)

Total Stockholders' Deficit	(1,059,164)	(1,038,696)

Total Liabilities and Stockholders' Deficit	$519,123	$181,024

 The accompanying notes are an integral part of these financial statements.

CONO ITALIANO, INC.

(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY LTD.)

(A DEVELOPMENT STAGE COMPANY)

(A NEVADA CORPORATION)

Keyport, New Jersey

CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT FOR THE PERIOD FROM DATE OF INCEPTION (MARCH 2, 2006) THROUGH MARCH 31, 2012 (UNAUDITED)

						Deficit
	Common Stock		Common	Stock	Additional	Accumulated	Total
	$ .001 Par		Stock	Subscriptions	Paid-In	During	Stockholders'
	Shares	Amount	Subscribed	Receivable	Capital	Development Stage	Deficit

Balance - March 2, 2006	—	$—	$—	$—	$—	$—	$—

Common Stock Issued for Contribution of License Rights and Equipment	6,000,000	6,000	—	—	159,000	—	165,000

Net Loss	—	—	—	—	—	—	—

Balance - December 31, 2006	6,000,000	6,000	—	—	159,000	—	165,000

Net Loss	—	—	—	—	—	(50,290)	(50,290)

Balance - December 31, 2007	6,000,000	6,000	—	—	159,000	(50,290)	114,710

Additional Paid-In-Capital - Deemed Distribution	—	—	—	—	(312,000)	—	(312,000)

Common Stock Issued to Prior Owners	3,000,000	3,000	—	—	54,000	—	57,000

Common Stock Issued in Exchange for Services	44,250,000	44,250	—	—	434,494	—	478,744

Net Loss	—	—	—	—	—	(929,795)	(929,795)

Balance - December 31, 2008	53,250,000	53,250	—	—	335,494	(980,085)	(591,341)

Common Stock Issued in Exchange for Services	7,616,428	7,616	—	—	178,777	—	186,393

Common Stock Issued for Cash	262,000	262	—	—	64,608	—	64,870

Common Stock Issued for Related Party Expense	500,000	500	—	—	69,500	—	70,000

Acquisition of Shell (1)	242,560	243	—	—	(272,946)	—	(272,703)

Common Stock Issued to Relieve Accounts Payable	10,000	10	—	—	3,490	—	3,500

Common Stock Issued for Note Payable Conversion	18,000,000	18,000	—	—	—	—	18,000

Net Loss	—	—	—	—	—	(437,325)	(437,325)

Balance - December 31, 2009	79,880,988	79,881	—	—	378,923	(1,417,410)	(958,606)

Common Stock Issued for Note Payable Conversion	2,000,000	2,000	—	—	182,547	—	184,547

Common Stock Issued in Exchange for Services	10,000,000	10,000	—	—	83,880	—	93,880

Common Stock Issued - Licensing Agreement	125,000	125	—	—	75,691	—	75,816

Net Loss	—	—	—	—	—	(348,521)	(348,521)

Balance - December 31, 2010	92,005,988	92,006	—	—	721,041	(1,765,931)	(952,884)

Common Stock Issued to Prior Owners	3,184,000	3,184	—	—	90,336	—	93,520

Common Stock Issued in Exchange for Services	3,325,000	3,325	—	—	152,924	—	156,249

Common Stock Cancelled	(3,280,000)	(3,280)	—	—	(27,836)	—	(31,116)

Stock subscription, net of cash proceeds received	4,000,000	4,000	526	—	195,474	—	200,000

Net Loss	—	—	—	—	—	(504,465)	(504,465)

Balance - December 31, 2011	99,234,988	99,235	526	—	1,131,939	(2,270,396)	(1,038,696)

Common Stock Issued in Exchange for Services	600,000	600	—	—	35,400	—	36,000

Common Stock Issued in Exchange for Equity Financing	998,099	998	—	—	51,502	—	52,500

Discount on Convertible Note Payable	—	—	—	—	13,158	—	13,158

Net Loss for the Period	—	—	—	—	—	(122,126)	(122,126)

Balance - March 31, 2012	100,833,087	$100,833	$526	$—	$1,231,999	$(2,392,522)	$(1,059,164)

 The accompanying notes are an integral part of these financial statements.

CONO ITALIANO, INC.

(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY LTD.)

(A DEVELOPMENT STAGE COMPANY)

(A NEVADA CORPORATION)

Keyport, New Jersey

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

			Period From
			Date of Inception
			(March 2, 2006)
			Through
For the Three Months Ended March 31,	2012	2011	March 31, 2012

Sales	$—	$—	$33,994

Cost of Sales	—	—	9,123

Gross Profit	—	—	24,871

Expenses
Selling and Direct	1,760	—	353,240
Compensation Expense	56,250	—	476,255
General and Administrative	56,978	125,256	1,385,246
Interest Expense	7,138	5,631	75,347
Loss on Impairment of License Right	—	—	130,505
Gain on Sale of Assets	—	—	(3,200)

Total Expenses	122,126	130,887	2,417,393

Net Loss for the Period	$(122,126)	$(130,887)	$(2,392,522)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.05)

Weighted Average Common Shares Outstanding	100,071,849	94,644,370	51,178,810

 The accompanying notes are an integral part of these financial statements.

CONO ITALIANO, INC.

(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY LTD.)

(A DEVELOPMENT STAGE COMPANY)

(A NEVADA CORPORATION)

Keyport, New Jersey

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

			Period From
			Date of Inception
			(March 2, 2006)
			Through
For the Three Months Ended March 31,	2012	2011	March 31, 2012

Cash Flows from Operating Activities

Net Loss for the Period	$(122,126)	$(130,887)	$(2,392,522)

Adjustments to Reconcile Net Loss for the Period to Net Cash Flows from Operating Activities:
Amortization of Deferred Note Payable Issuance Costs	3,260	—	22,754
Amortization of Debt Discount	1,096	—	1,096
Depreciation	12,067	1,294	58,496
Common Stock Issued in Exchange for Services	—	91,120	800,823
Expense to Prior Owners	—	—	350,520
Gain on Sale of Assets	—	—	(3,200)
Loss on Impairment of License Right	—	—	130,505
Common Stock Issued in Lieu of Rent Expense	—	9,000	36,000
Changes in Assets and Liabilities:
Prepaid Expenses	—	—	26,328
Accounts Payable	—	—	(24,458)
Accrued Expenses	5,844	14,969	60,557
Accrued Compensation - Officers	56,250	—	56,250
Accrued Legal Expense	10,499	(9,882)	135,860
Accrued Interest	6,042	5,631	74,252
Deferred Revenues	—	—	75,818

Net Cash Flows from Operating Activities	(27,068)	(18,755)	(590,921)

Cash Flows from Investing Activities
Proceeds from Sale of Asset	—	—	5,000
Acquisition of Cash in Reorganization	—	—	916
Purchase of Property and Equipment	(8,342)	—	(189,661)

Net Cash Flows from Investing Activities	(8,342)	—	(183,745)

Cash Flows from Financing Activities
Bank Overdraft	(3,348)	—	—
Cash Proceeds from Convertible Note Payable	250,000	—	250,000
Cash Paid for Deferred Equity Financing Costs	(30,000)	—	(30,000)
Cash Paid for Issuance of Deferred Note Payable	(39,125)	—	(39,125)
Cash Proceeds from Sale of Stock	—	—	264,870
Cash Received (Paid to) from Related Party - Net	(30,000)	15,000	28,063
Due to Officer - Net	45,342	3,850	458,317

Net Cash Flows from Financing Activities	192,869	18,850	932,125

Net Change in Cash and Cash Equivalents	157,459	95	157,459

Cash and Cash Equivalents - Beginning of Period	—	665	—

Cash and Cash Equivalents - End of Period	$157,459	$760	$157,459

Supplemental Non-Cash Investing and Financing Activities:
Acquisition of Accounts Payable in Reorganization	$—	$—	$210,132
Acquisition of Notes Payable in Reorganization	$—	$—	$47,988
Deemed Distribution	$—	$—	$312,000
Expenses Paid by Related Party	$5,000	$—	$5,000
Common Stock Issued (Retired) for Prepaid Expenses	$—	$(216)	$105,828
Common Stock Issued to Relieve Accounts Payable	$—	$—	$3,500
Common Stock Issued for Note Payable Conversion	$—	$—	$202,547
Common Stock Issued for Related Party Payable	$—	$—	$70,000

Cash Paid During the Period for:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

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

In a loss year, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive. At March 31, 2012, there were 4,651,395 shares that could dilute future earnings.

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

Stock-Based Compensation

We follow the provisions of FASB ASC 718. FASB ASC 718 requires recognition in the financial statements of the cost of employee services received in exchange for an award of equity instruments over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). FASB ASC 718 also requires measurement of the cost of employee services received in exchange for an equity award based upon the grant-date fair value of the award.

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

The advances are non-interest bearing and is due upon demand. Due from related party consists of the following:

	March 31,	December 31,
	2012	2011

Edesia Emprise, LLC	$36,937	$11,937

- continued -

CONO ITALIANO, INC.

(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY, INC.)

(A DEVELOPMENT STAGE COMPANY)

(A NEVADA CORPORATION)

Keyport, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note D -	Related Party Transactions - continued

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

For the three months ended March 2012, Edesia Emprise was reimbursed expenses paid on behalf of the Company in the amount of $25,000.

Due to Officer

Certain disbursements of the Company have been paid by an officer of the Company. The balance at March 31, 2012 and 2011 was $770,317 and $724,975, respectively. There are no established repayment terms. For the periods ended March 31, 2012 and December 31, 2011, the Company has imputed interest at the applicable federal rate of 1.08% and 1.27%, respectively. Accrued interest was $54,764 and $52,746, at March 31, 2012 and December 31, 2011, respectively.

Note E -	Accrued Legal Expense

Accrued legal expense consists of legal services rendered to the Company in the ordinary course of business including SEC filings and the reverse merger. Accrued legal expense at March 31, 2012 and December 31, 2011 was $198,024 and $187,524, respectively.

Note F -	Notes Payable
The Company has a note payable to DT Crystal Limited accruing interest at 10% annually which is due upon demand. The note is convertible at option of the holder into restricted stock of Cono (Nevada). At March 31, 2012 and December 31, 2011 note payable to DT Crystal was $62,428 and $60,905, respectively. Interest expense for the three months ended March 31, 2012 and 2011 was $1,523 and $1,379, respectively.

Note G -	Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations. As a result, there is an accumulated deficit of $2,392,522 at March 31, 2012.

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

On December 30, 2009 the Company entered into employment agreements with each of the officers serving the Company. The employment agreements contained the following provisions: (i) two-year terms with automatic renewal provisions unless notice is given by either party 30 days prior to renewal; (ii) commitment of a substantial portion of their professional time to the Company, consisting of 75% of their time for Mitchell Brown and 60% of their time for each of Alex Kaminski and Steve Savage; and (iii) and additional customary employment agreement terms and conditions. The officers have agreed that they will not receive any compensation for their services to the Company prior to January 1, 2012. At March 31, 2012 accrued compensation was $56,250. The compensation of the officers has been set as follows:

Annual
Officer	Salary
Mitchell Brown, Chief Executive Officer	$125,000
Alex Kaminski, Chief Financial Officer and Treasurer	$50,000
Steve Savage, Secretary	$50,000

It has been agreed by the Company, Mr. Smith, a director and Mr. Kaminski that pursuant to separate stock option agreements, Mr. Smith will be granted options to purchase 2,000,000 shares of the Company’s common stock at $.01 per share and Mr. Kaminski will be granted options to purchase 1,500,000 shares of the Company’s common stock at $.01 per share. These options will vest in one year and will expire in three years. As of March 31, 2012, the stock agreements have not been executed, therefore the options have not been granted.

CONO ITALIANO, INC.

(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY, INC.)

(A DEVELOPMENT STAGE COMPANY)

(A NEVADA CORPORATION)

Keyport, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note I -	Security Agreement

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

On February 27, 2012, the Company issued the Convertible Note in favor of TCA. The maturity date of the Convertible Note is February 27, 2013, and the Convertible Note bears interest at a rate of twelve percent (12%) per annum. Interest will accrue monthly but is due and payable upon maturity date of note. The Convertible Note is convertible into shares of the Company’s common stock at a price equal to ninety-five percent (95%) of the lowest daily volume weighted average price of the Company’s common stock during the five (5) trading days immediately prior to the date of conversion. The Convertible Note may be prepaid in whole or in part at the Company’s option without penalty.

The above Convertible Note contains a beneficial conversion feature recorded as a debt discount in the amount of $13,157 which will be expensed to interest expense over the term of the note. For the three months ended March 31, 2012, $1,096 was expensed to interest expense resulting in a remaining debt discount of $12,061 and note value, net of debt discount, of $237,939 at March 31, 2012. Accrued interest for the three months ended March 31, 2012 was $2,500.

On February 27, 2012, the Company entered into the Equity Agreement with TCA. Pursuant to the terms of the Equity Agreement, for a period of twenty-four (24) months commencing on the date of effectiveness of a Registration Statement, TCA shall commit to purchase up to $1,500,000 of the Company’s common stock, par value $0.001 per share. The purchase price of the Shares under the Equity Agreement is equal to ninety-five percent (95%) of the lowest daily volume weighted average price of the Company’s common stock during the five (5) consecutive trading days after the Company delivers to TCA an Advance notice in writing requiring TCA to advance funds to the Company, subject to the terms of the Equity Agreement.  At March 31, 2012, no shares had been purchased.

As further consideration for TCA entering into and structuring the Equity Facility, the Company paid to TCA a fee by issuing to TCA that number of shares of the Company’s common stock that equal a dollar amount of fifty-two thousand and five hundred dollars ($52,500) (the “Facility Fee Shares”). It is the intention of the Company and TCA that the value of the Facility Fee Shares shall equal $52,500. In the event the value of the Facility Fee Shares issued to TCA does not equal $52,500 after a nine month evaluation date, the Equity Agreement provides for an adjustment provision allowing for necessary action (either the issuance of additional shares to TCA or the return of shares previously issued to TCA to the Company’s treasury) to adjust the number of Facility Fee Shares issued. As of March 31, 2012, 998,099 shares of common stock have been issued as consideration for the Equity Facility fee and is included in Deferred Equity Financing Costs which will be netted against proceeds when shares are purchased pursuant to the Equity Agreement.

CONO ITALIANO, INC.

(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY, INC.)

(A DEVELOPMENT STAGE COMPANY)

(A NEVADA CORPORATION)

Keyport, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note J -	Other Matters

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

We will give Lara Mac customary representations and warranties regarding the good standing of our Company and status of progress in respect of our Company business plan prior to each draw on the Commitment Amount, and we will provide certifications and covenants regarding use of proceeds of each draw, which will be in customary forms reasonably requested by Lara Mac as determined by reference to similar lenders making similar loans to similar companies. Lara Mac will not be required to make any loans under the Commitment Amount to us if we are unable to make the representations, warranties, certifications or covenants, or if we are in breach of any previously given representations, warranties, certifications or covenants. If we breach any of the notes, the default rate will be 15% per annum and Lara Mac may seek recourse against our company for repayment of all of the notes. As of March 31, 2012, the agreement was still in effect and no funds have been borrowed.

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

In addition to this agreement Cono issued 100,000 shares of common stock to the 2 sole stockholders of Interstate in exchange for the use of Interstate’s facility for 1 (one) year at an approximate value of $36,000 for the calendar year 2011, included in prepaid expenses. For the three months ended March 31, 2012 and 2011, $-0- and $9,000 has been expensed to rent, respectively. This agreement was superseded in September 2011 by another agreement with Interstate Caterers (See below).

- continued -

CONO ITALIANO, INC.

(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY, INC.)

(A DEVELOPMENT STAGE COMPANY)

(A NEVADA CORPORATION)

Keyport, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note J -	Other Matters – continued

On July 11, 2011 the Company signed a subscription agreement with an individual to purchase 4,525,640 shares of the Company’s common stock in four (4) installments of $50,000 each, totaling $200,000. As of December 31, 2011 all of the four installments had been received totaling $200,000. The Company has issued 4,000,000 shares of the 4,525,640 that were to be issued. 525,640 shares of common stock are due to the individual for his investment, therefore, common stock subscribed is $526 at March 31, 2012 and December 31, 2011.

On September 7, 2011 the Company entered into a manufacturing agreement with Interstate Caterers for the purposes of manufacturing, producing and distributing “pizza cono”. As consideration for Interstate entering into the agreement, the Company agreed to issue 3,500,000 shares of its restricted common stock upon the execution of the agreement. As of March 31, 2012 the stock had not been issued. As consideration for Interstate’s services under the agreement, Interstate will receive seventy percent (70%) of the difference between the sales price for the product less direct manufacturing costs for such product, regardless of whether the Company or Interstate initiated the sales of such product. In addition, the Company will lease to Interstate certain equipment to be used in the manufacture of the Cono products for $1.00 per year.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

On September 7, 2011, we entered into a strategic manufacturing agreement (the “Agreement”) with Interstate Caterers (“Interstate”) and continue moving forward with the production of our frozen foods and pizza cono. Additionally, we added empanadas to our product line which we believe will increase our market for sales. We plan to fund the manufacturing process of these products through the use of private funding investors and resources from Interstate Caterers.

In the first quarter of 2012, we added a fully automated filling machine to fill our pizza cono with various flavors. During the next 12 months the Company plans to begin the international distribution of its pizza cono and empanadas in Canada and the United States. We plan to distribute our products by using independent sales representatives and employees.  We anticipate developing our own proprietary microwave packaging and microwave sleeves for our products. Additionally, we plan to add a Flo Pack package machine to assist in our retail distribution and shipping in the second quarter of 2012.

Results of Operation

For the three months ended March 31, 2012 compared to the three months ended March 31, 2011

Revenues and Profit

In the three month period ended March 31, 2012, Cono Italiano (Delaware) had total revenue of $0, compared to total revenue of $0 for the same period in 2011.  We expect to generate revenue as we expand our business operations.

The Company had $0 in gross profits for the three month period ended March 31, 2012, compared to $0 for the same period in 2011.  We believe our business operations will be profitable once we begin to generate consistent revenue.

General and Administrative Expenses

For the three month period ended March 31, 2012, the Company’s selling expenses have been $1,760, compensation expenses have been $56,250, general and administrative expenses have been $56,978, interest expenses were $7,138 and the loss on the impairment of a license right was $0. For the same period in 2011, selling expenses were $0, compensation expenses were $0, general and administrative expenses were $125,256, interest expenses were $5,631 and the loss on the impairment of a license right was $0. Our expenses have decreased due to our decrease in general administrative expenses. Our increase in selling expenses is attributable to expenses paid by the Company for traveling to meet prospective customers and clients. The increase in interest due is attributable to monies owed on a promissory note to DT Crystal Limited and a related party loan to Mitchell Brown, our Chief Executive Officer.

Net Loss

The net loss for the three month period ended March 31, 2012 was $(122,126), which was a decrease from $(130,887) for the same period in 2011. This decrease is attributable to the decrease in general and administrative expenses.

Liquidity and Capital Resources

As of March 31, 2012, the Company did not have and continues to not have sufficient cash on hand to pay present obligations as they become due. In addition, due to current economic conditions and the Company’s related risks and uncertainties, there is no assurance that we will be able to raise additional capital on acceptable terms, if at all, to meet our current obligation over the next 12 months. Because of the foregoing, the Company’s auditors have expressed substantial doubt about our ability to continue as a going concern.

Cost of sales for the three months ended March 31, 2012 and 2011, was $0 and $0, respectively. our cost of sales has not changed because we have not generated revenue in 2012 and 2011.

As of March 31, 2012, Cono Italiano (Delaware) had $157,459 in cash and cash equivalents, as compared to $760 in cash and cash equivalents as of December 31, 2011. The main source of the Company’s cash has been loans from our Chief Executive Officer, Mitchell Brown, who is owed $770,317 as of March 31, 2012, which total loan amount increased from $724,975 at December 31, 2011. Additionally, the Company issued a secured convertible promissory note in the principal amount of $250,000 as disclosed below.

On November 9, 2009, Cono Italiano (Delaware) entered into a Commitment Letter, pursuant to which, one of our shareholders, Lara Mac has agreed to provide financing to Cono Italiano, Inc., with such funds as the Company’s Board of Directors shall deem to be sufficient to maintain the Company’s ordinary course of business operations (the “Commitment Amount”). Lara Mac is wholly owned by Mitch Brown, our Chief Executive Officer. We may draw on the Commitment Amount in monthly tranches in accordance with our operating requirements as set forth in our business plan. The available Commitment Amount will be reduced by the aggregate cash proceeds received by the Company which are derived from the issuance of any equity securities and Company gross revenues. Draws on the Commitment Amount will be made on terms of unsecured notes, with interest set on each note as of the date of the draw at prime rate plus two percent per annum. The notes will mature and become repayable thirty calendar days after demand at any time following the earlier of (a) December 31, 2010 or (b) the date upon which we are in receipt of revenues or proceeds from the sales of equity securities. We will give Lara Mac customary representations and warranties regarding the good standing of our Company and status of progress in respect of our Company business plan prior to each draw on the Commitment Amount, and we will provide certifications and covenants regarding use of proceeds of each draw, which will be in customary forms reasonably requested by Lara Mac as determined by reference to similar lenders making similar loans to similar companies. Lara Mac will not be required to make any loans under the Commitment Amount to us if we are unable to make the representations, warranties, certifications or covenants, or if we are in breach of any previously given representations, warranties, certifications or covenants. If we breach any of the notes, the default rate will be 15% per annum and Lara Mac may seek recourse against our company for repayment of all of the notes. As of March 31, 2012, there had been no borrowings under the Commitment Letter.

On February 27, 2012, the Company issued a secured convertible promissory note in the principal amount of $250,000 in favor of TCA (as defined herein) (the “Convertible Note”). The maturity date of the Convertible Note is February 27, 2013, and the Convertible Note bears interest at a rate of twelve percent (12%) per annum. The Convertible Note is convertible into shares of the Company’s common stock at a price equal to ninety-five percent (95%) of the lowest daily volume weighted average price of the Company’s common stock during the five (5) trading days immediately prior to the date of conversion. The Convertible Note may be prepaid in whole or in part at the Company’s option without penalty.

Further, on February 27, 2012, the Company entered into a committed equity facility (the “Equity Agreement”) with TCA Global Credit Master Fund, LP, a Cayman Islands limited partnership  (“TCA”). Pursuant to the terms of the Equity Agreement, for a period of twenty-four (24) months commencing on the date of effectiveness of the a registration statement, TCA has committed to purchase up to $1,500,000 of the Company’s common stock, par value $0.001 per share.

The Company expects the current resources from the Convertible Note, as well as the resources available from the Equity Agreement once the registration statement is declared effective, to be sufficient for a period of approximately 24 months, depending upon certain funding conditions contained therein, unless significant additional financing is received. Management has determined that general expenditures must be reduced and additional capital will be required in the form of equity or debt securities. In addition, if we cannot raise additional short term capital we will be forced to continue to further accrue liabilities due to our limited cash reserves. There are no assurances that management will be able to raise capital on terms acceptable to the Company. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

The following table summarizes total current assets, liabilities and working capital at March 31, 2012, compared to December 31, 2011.

	March 31, 2012 (unaudited)	December 31, 2011	Increase/ (Decrease)
Current Assets	$338,896	$32,937	$305,959
Current Liabilities	$1,578,287	$1,219,720	$358,567
Working Capital	$(1,239,391)	$(1,186,783)	$52,608

As of March 31, 2012, we had a working capital deficit of $1,239,391, as compared to a working capital deficit of $1,186,783 as of December 31, 2011, an increase of $52,608. Factors contributing to the increase in this deficit include increased expenses to service potential customers, trade shows, and equipment purchased to make sales presentations.

Current Liabilities consist of the following:

	March 31, 2012	December 31, 2011

Accounts Payable	$135,508	$135,508
Accrued Compensation, Officers	56,250	0
Bank overdraft	0	3,348
Accrued Expenses	63,057	54,713
Accrued Legal Expense	198,024	187,525
Accrued Interest, Officers	54,764	52,746
Due to Officer	770,317	724,975
Convertible Note Payable, Net	237,939	0
Note Payable	62,428	60,905
Total Current Liabilities	$1,578,287	$1,219,720

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

Stock-Based Compensation

Stock-based compensation related to non-employees is recognized as compensation expense in the accompanying consolidated statements of operations and is based on the fair value of the services received or the fair value of the equity instruments issued, whichever is more readily determinable. The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of FASB ASC 505, “Equity Based Payments to Non-Employees.” The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. We follow the provisions of FASB ASC 718. FASB ASC 718 requires recognition in the financial statements of the cost of employee services received in exchange for an award of equity instruments over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). FASB ASC 718 also requires measurement of the cost of employee services received in exchange for an equity award based upon the grant-date fair value of the award.

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

As of the end of the period covered by this Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934 (the “Exchange Act”). Based on their evaluation of our disclosure controls and procedures as of March 31, 2012, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and this information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosures.

Management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties and concluded that such controls were not effective as of March 31, 2012.

Changes in Internal Control Over Financial Reporting

The Company is in the process of improving its internal control over financial reporting in an effort to remediate this material weakness by improving period-end closing procedures and requiring all period-end recurring and non-recurring adjustments be reviewed by the Chief Financial Officer.

As of March 31, 2012, there has been no change in the Company’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on April 16, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2012, other than those previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the quarter ended March 31, 2012.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Amendment to the Articles of Incorporation, dated February 17, 2012, incorporated herein by reference to the Current Report on Form 8-K filed on February 28, 2012

4.1	Form of Convertible Promissory Note issued by Cono Italiano, Inc. in favor of TCA Global Credit Master Fund, LP dated February 27, 2012

10.1	Form of Convertible Promissory Note issued by Cono Italiano, Inc. in favor of TCA Global Credit Master Fund, LP dated February 27, 2012

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*filed herewith

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONO ITALIANO, INC.
(Registrant)

Dated: May 21, 2012
	By:	/s/ Mitchell Brown
		Name:	Mitchell Brown
		Title:	Principal Executive Officer

Dated: May 21, 2012
	By:	/s/ Alex J. Kaminski
		Name:	Alex J. Kaminski
		Title:	Principal Financial Officer and Chief Accounting Officer

