Form 10-K/A
period 2011-12-31
Cono Italiano, Inc.
filed 2012-07-17
CIK 1307701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the average bid and asked price of such common equity on June 30, 2011, was $0.05. As of July 17, 2012, the registrant has one class of common equity, and the number of shares outstanding of such common equity was 102,833,087.

EXPLANATORY NOTE

On July 13, 2012, the Cono Italiano, Inc.’s (the “Company”) independent registered public accounting firm, after consultation with the Company’s members of the board of directors (the “Board”) and executive officers, concluded that the Company’s audited financial statements for the period ended December 31, 2011, filed in an annual report on Form 10-K with the Securities and Exchange Commission (the “Commission”) on April 16, 2012, contained certain material misstatements. Our financial statements contained in this amended annual report on Form 10-K/A restate previous mathematical and typographical errors in the Company’s consolidated financial statements. These accounting corrections had no impact on the consolidated balance sheets, results of operations for the years ended 2011 and 2010, or the net cash flows from operating, investing or financing activities. Please see our restated consolidated financial statements contained herein.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in forward-looking statements made in this amended. Annual Report on Form 10-K/A (this “Report”) and in other reports and documents published by us from time to time. Any statements about our beliefs, plans, objectives, expectations, assumptions, future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “believes,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intend,” “plan,” “projection,” “outlook” and the like, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, as we issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, we are ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of our Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned to carefully read all “Risk Factors” set forth under Item 1A and not to place undue reliance on any forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments, except as required by the Exchange Act. New factors emerge from time to time, and it is not possible for us to predict which will arise or to assess with any precision the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

As of July 17, 2012, we had 102,833,087 shares of our common stock issued and outstanding. We are authorized to issue up to 150,000,000 shares of common stock. Our Board may authorize the issuance of additional common or preferred shares under applicable state law without shareholder approval. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with the hiring of personnel, future acquisitions, future private placements of our securities for capital raising purposes or for other business purposes. Future sales of substantial amounts of our common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock. If we need to raise additional capital to expand or continue operations, it may be necessary for us to issue additional equity or convertible debt securities. If we issue equity or convertible debt securities, the net tangible book value per share may decrease, the percentage ownership of our current stockholders may be diluted and such equity securities may have rights, preferences or privileges senior or more advantageous to our common stockholders.

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

(b) Holders

As of July 17, 2012, there were 102,833,087 shares of our common stock issued and outstanding held by approximately 47 holders of record.

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

For the next 12 months, the Company plans to continue manufacturing and delivering its products to customers. We also plan to expand our USDA facility by adding machines to fill and manufacture our pizza cones and empanadas. We expect to introduce additional flavors and new products to our product line in 2012.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table and text sets forth the names and ages of all our directors and executive officers and our key management personnel as of July 17, 2012. All of our directors serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board, and are elected or appointed to serve until the next Board meeting following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of July 17, 2012, the total number of shares owned beneficially by the Company’s directors, officers and key employees, and any person (including any group) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company’s voting securities. Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated. The percentage of ownership set forth below reflects each holder’s ownership interest in the 102,833,087 shares of the Company’s common stock outstanding as of July 17, 2012.

Name and Address of Beneficial Owner	Shares	Options/ Warrants (1)	Total (1)	Percentage of Shares Outstanding (1)

Five Percent Stockholders
Lara Mac Inc.(2)	36,100,000	0	36,100,000	35.10%
Executive Officers and Directors
Mitchell Brown, Chief Executive Officer and Director (2)	36,100,000	0	36,100,000	35.10%

Alex J. Kaminski, Chief Financial Officer, Treasurer and Director	0	0	0	0%
Steve Savage, Secretary and Director	750,000	0	750,000	.73%
Scott Smith, Director	0	0	0	0%
All officers and directors as group (4 persons)	36,850,000	0	36,850,000	35.83%

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

(2) Our Chief Executive Officer Mr. Mitchell Brown has sole voting power and sole power of disposition over all 6,000,000 shares of Company common owned by Lara Mac Inc. (in addition to 30,100,000 shares owned by Mr. Brown directly), and as such all such shares are therefore deemed to be beneficially owned by Mr. Brown.

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

After giving effect to the Share Exchange, Mitchell Brown, both as an individual and through his control of Lara Mac, controls 36,100,000 shares of the Company’s common stock.  These shares constitute 35.10% of the Company’s 102,833,087 issued and outstanding shares as of July 5, 2012.

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

CONO ITALIANO, INC.

Date: July 17, 2012	By:	/s/ Mitchell Brown
Name: /s/ Mitchell Brown
Title: Chief Executive Officer
(Principal Executive Officer)

Date: July 17, 2012	By:	/s/ Alex J. Kaminski
Name: /s/ Alex J. Kaminski
Title: Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BY OR ON BEHALF OF THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

Name	Title	Date

/s/ Mitchell Brown	Chief Executive Officer (Principal Executive Officer),	July 17, 2012
Mitchell Brown	Director

/s/ Alex J. Kaminski	Chief Financial Officer (Principal Financial Officer)	July 17, 2012
Alex J. Kaminski	(Principal Accounting Officer), Treasurer, Director

/s/ Steve Savage	Secretary, Director	July 17, 2012
Steve Savage

/s/ Scott Smith	Director	July 17, 2012
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Cono Italiano,Inc.

We have audited the accompanying consolidated balance sheets of Cono Italiano, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for each of the years in the two-year period ended December 31, 2011 and for the period since inception (March 2, 2006) through December 31, 2011. Cono Italiano’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed in Note O to the consolidated financial statements, certain balances have been restated to correct mathematical and typographical errors identified subsequent to the initial filing.

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP

Rochester, New York

April 16, 2012, except for Note O,

as to which the date is July 17, 2012.

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

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY LTD.)
(A DEVELOPMENT STAGE COMPANY)
(A NEVADA CORPORATION)
Keyport, New Jersey

CONSOLIDATED STATEMENTS OF OPERATIONS

			Period From
			Date of Inception
			(March 2, 2006)
			Through
			December 31, 2011
For the Years Ended December 31,	2011	2010	(as restated)

Sales	$—	$10,109	$33,994

Cost of Sales	—	—	9,123

Gross Profit	—	10,109	24,871

Expenses
Selling and Direct	166,610	14,504	351,480
Compensation Expense	—	—	420,005
General and Administrative	323,110	198,338	1,328,268
Interest Expense	14,745	15,283	68,209
Loss on Impairment of License Right	—	130,505	130,505
Gain on Sale of Assets	—	—	(3,200)

Total Expenses	504,465	358,630	2,295,267

Net Loss	$(504,465)	$(348,521)	$(2,270,396)

Loss per Share - Basic and Diluted (restated)	$(0.01)	$(0.01)	$(0.05)

Weighted Average Common Shares Outstanding	94,626,385	68,991,289	49,091,214

The accompanying notes are an integral part of these financial statements.

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY LTD.)
(A DEVELOPMENT STAGE COMPANY)
(A NEVADA CORPORATION)
Keyport, New Jersey

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period From
			Date of Inception
			(March 2, 2006)
			Through
For the Years Ended December 31,	2011	2010	December 31, 2011

Cash Flows from Operating Activities

Net Loss	$(504,465)	$(348,521)	$(2,270,396)[1]

Adjustments to Reconcile Net Loss to Net Cash Flows from Operating Activities:
Amortization	—	6,498	19,494
Depreciation	8,665	8,157	46,429
Common Stock Issued in Exchange for Services	147,850	3,269	800,823
Expense to Prior Owners	93,520	—	350,520
Gain on Sale of Assets	—	—	(3,200)
Loss on Impairment of License Right	—	130,505	130,505
Common Stock Issued in Lieu of Rent Expense	36,000	—	36,000
Changes in Assets and Liabilities:
Prepaid Expenses	40,510	(9,567)	26,328
Accounts Payable	—	(1,755)	(24,458)
Accrued Expenses	1,247	14,066	54,713
Accrued Legal Expense	5,482	56,519	125,361
Accrued Interest	14,745	15,283	68,210
Deferred Revenues	—	(10,107)	75,818

Net Cash Flows from Operating Activities	(156,446)	(135,653)	(563,853)

Net Cash Flows from Investing Activities
Proceeds from Sale of Asset	—	—	5,000
Acquisition of Cash in Reorganization	—	—	916
Purchase of Property and Equipment	(144,517)	—	(181,319)

Net Cash Flows from Investing Activities	(144,517)	—	(175,403)

Cash Flows from Financing Activities
Bank Overdraft	3,348	—	3,348
Cash Proceeds from Sale of Stock	200,000	—	264,870
Cash Received from Related Party - Net	67,000	55,001	58,063
Due to Officer - Net	29,950	70,659	412,975

Net Cash Flows from Financing Activities	300,298	125,660	739,256

Net Change in Cash and Cash Equivalents	(665)	(9,993)	—

Cash and Cash Equivalents - Beginning of Year	665	10,658	—

Cash and Cash Equivalents - End of Year	$—	$665	$—

Supplemental Non-Cash Investing and Financing Activities:
Acquisition of Accounts Payable in Reorganization	$—	$—	$210,132
Acquisition of Notes Payable in Reorganization	$—	$—	$47,988
Deemed Distribution	$—	$—	$312,000
Common Stock Issued to Relieve Accounts Payable	$—	$—	$3,500
Common Stock Issued for Note Payable Conversion	$—	$184,547	$202,547
Common Stock Issued for Related Party Payable	$—	$—	$70,000

Cash Paid During the Year for:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

1 Amount has been restated

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

Accrued legal expense consists of legal services rendered to the Company in the ordinary course of business including SEC filings and the reverse merger. Accrued legal expense at December 31, 2011 and 2010 was $187,525 and $182,043, respectively.

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

- continued -

CONO ITALIANO, INC.
(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY, INC.)
(A DEVELOPMENT STAGE COMPANY)
(A NEVADA CORPORATION)
Keyport, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note M -	Other Matters – continued

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

On April 14, 2012 the Company entered into a common stock subscription agreement with an investor. The investor will purchase 2,000,000 (two million) shares of the Company for $75,000 which was due and payable upon acceptance of the agreement.

Note O -	Restatement

Certain amounts in the consolidated financial statements have been restated to correct for mathematical and typographical errors identified as follows:

	For the Year Ended December 31, 2011 (as previously reported)	For the Year Ended December 31, 2011 (as restated)
Loss per share –basic and diluted	$(0.00)	$(0.01)

	Period From Date of Inception (March 2, 2006) Through December 31, 2011 (as previously reported)	Period From Date of Inception (March 2, 2006) Through December 31, 2011 (as restated)
General and Administrative	$1,207, 485	$1,328,268
Total Expenses	$2,174,484	$2,295,267
Net Loss	$(2,149,613)	$(2,270,396)
Loss per share- basic and diluted	$(0.04)	$(0.05)

These corrections had no impact on the consolidated balance sheets, results of operations for the years ended 2011 and 2010, or the net cash flows from operating, investing or financing activities.

- 17 -