Form 10-Q
period 2012-06-30
Cono Italiano, Inc.
filed 2012-08-14
CIK 1307701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2012

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

Yes ☐ No ☒

As of August 14, 2012, there were 102,833,087 shares outstanding of the registrant’s common stock.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Item 4.	Controls and Procedures.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

Item 1A.	Risk Factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3.	Defaults Upon Senior Securities.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

Item 6.	Exhibits.

Signatures

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TABLE OF CONTENTS

Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011 (Unaudited)	4

Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the Period from Date of Inception (March 2, 2006) Through June 30, 2012 (Unaudited)	5

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2012 and 2011 and the Period from Inception (March 2, 2006) Through June 30, 2012 (Unaudited)	6

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011 and the Period from Inception (March 2, 2006) Through June 30, 2012 (Unaudited)	7

Notes to Consolidated Financial Statements	8-17

CONO ITALIANO, INC.

(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY LTD.)

(A DEVELOPMENT STAGE COMPANY)

(A NEVADA CORPORATION)

Keyport, New Jersey

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2012	2011

ASSETS
Cash and Cash Equivalents	$156,810	$—
Accounts Receivable	42,556	—
Due from Related Party	36,937	11,937
Prepaid Expenses	21,000	21,000
Deferred Equity Financing Costs	52,500	—

Total Current Assets	309,803	32,937

Property and Equipment - Net of Accumulated Depreciation	200,379	148,087

Deferred Note Payable Issuance Costs - Net of Accumulated Amortization	26,083	—

Total Assets	$536,265	$181,024

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Bank Overdraft	$—	$3,348
Accounts Payable	180,057	135,508
Accrued Expenses	70,874	54,713
Accrued Legal Expense	196,826	187,525
Accrued Interest - Officer	56,825	52,746
Accrued Compensation - Officers	112,500	—
Notes Payable	84,813	60,905
Convertible Note Payable, Net	241,228	—
Due to Officer	770,317	724,975

Total Liabilities	1,713,440	1,219,720

Stockholders' Deficit
Common Stock - $.001 Par; 150,000,000 Shares Authorized, 102,833,087 and 99,234,988 Shares Issued and Outstanding	102,833	99,235
Common Stock Subscribed	526	526
Additional Paid-In-Capital	1,304,999	1,131,939
Deficit Accumulated During Development Stage	(2,585,533)	(2,270,396)

Total Stockholders' Deficit	(1,177,175)	(1,038,696)

Total Liabilities and Stockholders' Deficit	$536,265	$181,024

The accompanying notes are an integral part of these financial statements.

CONO ITALIANO, INC.

(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY LTD.)

(A DEVELOPMENT STAGE COMPANY)

(A NEVADA CORPORATION)

Keyport, New Jersey

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT FOR THE PERIOD FROM DATE OF INCEPTION (MARCH 2, 2006) THROUGH JUNE 30, 2012 (UNAUDITED)

						Deficit
	Common Stock		Common	Stock	Additional	Accumulated	Total
	$ .001 Par		Stock	Subscriptions	Paid-In	During	Stockholders'
	Shares	Amount	Subscribed	Receivable	Capital	Development Stage	Deficit

Balance - March 2, 2006	—	$—	$—	$—	$—	$—	$—

Common Stock Issued for Contribution of License Rights and Equipment	6,000,000	6,000	—	—	159,000	—	165,000

Net Loss	—	—	—	—	—	—	—

Balance - December 31, 2006	6,000,000	6,000	—	—	159,000	—	165,000

Net Loss	—	—	—	—	—	(50,290)	(50,290)

Balance - December 31, 2007	6,000,000	6,000	—	—	159,000	(50,290)	114,710

Additional Paid-In-Capital - Deemed Distribution	—	—	—	—	(312,000)	—	(312,000)

Common Stock Issued to Prior Owners	3,000,000	3,000	—	—	54,000	—	57,000

Common Stock Issued in Exchange for Services	44,250,000	44,250	—	—	434,494	—	478,744

Net Loss	—	—	—	—	—	(929,795)	(929,795)

Balance - December 31, 2008	53,250,000	53,250	—	—	335,494	(980,085)	(591,341)

Common Stock Issued in Exchange for Services	7,616,428	7,616	—	—	178,777	—	186,393

Common Stock Issued for Cash	262,000	262	—	—	64,608	—	64,870

Common Stock Issued for Related Party Expense	500,000	500	—	—	69,500	—	70,000

Acquisition of Shell (1)	242,560	243	—	—	(272,946)	—	(272,703)

Common Stock Issued to Relieve Accounts Payable	10,000	10	—	—	3,490	—	3,500

Common Stock Issued for Note Payable Conversion	18,000,000	18,000	—	—	—	—	18,000

Net Loss	—	—	—	—	—	(437,325)	(437,325)

Balance - December 31, 2009	79,880,988	79,881	—	—	378,923	(1,417,410)	(958,606)

Common Stock Issued for Note Payable Conversion	2,000,000	2,000	—	—	182,547	—	184,547

Common Stock Issued in Exchange for Services	10,000,000	10,000	—	—	83,880	—	93,880

Common Stock Issued - Licensing Agreement	125,000	125	—	—	75,691	—	75,816

Net Loss	—	—	—	—	—	(348,521)	(348,521)

Balance - December 31, 2010	92,005,988	92,006	—	—	721,041	(1,765,931)	(952,884)

Common Stock Issued to Prior Owners	3,184,000	3,184	—	—	90,336	—	93,520

Common Stock Issued in Exchange for Services	3,325,000	3,325	—	—	152,924	—	156,249

Common Stock Cancelled	(3,280,000)	(3,280)	—	—	(27,836)	—	(31,116)

Stock subscription, net of cash proceeds received	4,000,000	4,000	526	—	195,474	—	200,000

Net Loss	—	—	—	—	—	(504,465)	(504,465)

Balance - December 31, 2011	99,234,988	99,235	526	—	1,131,939	(2,270,396)	(1,038,696)

Common Stock Issued for Cash	2,000,000	2,000	—	—	73,000	—	75,000

Common Stock Issued in Exchange for Services	600,000	600	—	—	35,400	—	36,000

Common Stock Issued in Exchange for Equity Financing	998,099	998	—	—	51,502	—	52,500

Discount on Convertible Note Payable	—	—	—	—	13,158	—	13,158

Net Loss for the Period	—	—	—	—	—	(315,137)	(315,137)

Balance - June 30, 2012	102,833,087	$102,833	$526	$—	$1,304,999	$(2,585,533)	$(1,177,175)

The accompanying notes are an integral part of these financial statements.

CONO ITALIANO, INC.

(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY LTD.)

(A DEVELOPMENT STAGE COMPANY)

(A NEVADA CORPORATION)

Keyport, New Jersey

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

					Period From
					Date of Inception
	For the Three Months Ended		For the Six Months Ended		(March 2, 2006)
	June 30,		June 30,		Through
	2012	2011	2012	2011	June 30, 2012

Sales	$61,426	$—	$61,426	$—	$95,420

Cost of Sales	46,478	—	46,478	—	55,601

Gross Profit	14,948	—	14,948	—	39,819

Expenses
Selling and Direct	36,000	31,038	36,000	31,038	387,480
Compensation Expense	56,250	—	112,500	—	532,505
General and Administrative	100,972	31,980	159,710	157,236	1,487,978
Interest Expense	14,737	5,454	21,875	11,085	90,084
Loss on Impairment of License Right	—	—	—	—	130,505
Gain on Sale of Assets	—	—	—	—	(3,200)

Total Expenses	207,959	68,472	330,085	199,359	2,625,352

Net Loss for the Period	$(193,011)	$(68,472)	$(315,137)	$(199,359)	$(2,585,533)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.05)

Weighted Average Common Shares Outstanding	102,393,527	93,335,812	101,232,688	81,759,441	53,193,743

The accompanying notes are an integral part of these financial statements.

CONO ITALIANO, INC.

(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY LTD.)

(A DEVELOPMENT STAGE COMPANY)

(A NEVADA CORPORATION)

Keyport, New Jersey

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

			Period From
			Date of Inception
			(March 2, 2006)
			Through
For the Six Months Ended June 30,	2012	2011	June 30, 2012

Cash Flows from Operating Activities

Net Loss for the Period	$(315,137)	$(199,359)	$(2,585,533)

Adjustments to Reconcile Net Loss for the Period to Net Cash Flows from Operating Activities:
Amortization of Deferred Note Payable Issuance Costs	13,042	—	32,536
Amortization of Debt Discount	4,386	—	4,386
Depreciation	27,717	2,587	74,146
Common Stock Issued in Exchange for Services	36,000	131,286	836,823
Expense to Prior Owners	—	—	350,520
Gain on Sale of Assets	—	—	(3,200)
Loss on Impairment of License Right	—	—	130,505
Common Stock Issued in Lieu of Rent Expense	—	18,000	36,000
Changes in Assets and Liabilities:
Accounts Receivable	(42,556)	—	(42,556)
Prepaid Expenses	—	(3,578)	26,328
Accounts Payable	44,549	—	20,091
Accrued Expenses	6,160	(8,884)	60,873
Accrued Compensation - Officers	112,500	—	112,500
Accrued Legal Expense	9,301	(19,022)	134,662
Accrued Interest	17,163	11,085	85,373
Deferred Revenues	—	—	75,818

Net Cash Flows from Operating Activities	(86,875)	(67,885)	(650,728)

Cash Flows from Investing Activities
Proceeds from Sale of Asset	—	—	5,000
Acquisition of Cash in Reorganization	—	—	916
Purchase of Property and Equipment	(80,009)	—	(261,328)

Net Cash Flows from Investing Activities	(80,009)	—	(255,412)

Cash Flows from Financing Activities
Bank Overdraft	(3,348)	—	—
Cash Proceeds from Issuance of Debt	27,698	—	27,698
Repayment of Debt	(6,873)	—	(6,873)
Cash Proceeds from Convertible Note Payable	250,000	—	250,000
Cash Paid for Deferred Equity Financing Costs	—	—	—
Cash Paid for Issuance of Deferred Note Payable	(34,125)	—	(34,125)
Cash Proceeds from Sale of Stock	75,000	—	339,870
Cash Received (Paid to) from Related Party - Net	(30,000)	39,000	28,063
Due to Officer - Net	45,342	29,950	458,317

Net Cash Flows from Financing Activities	323,694	68,950	1,062,950

Net Change in Cash and Cash Equivalents	156,810	1,065	156,810

Cash and Cash Equivalents - Beginning of Period	—	665	—

Cash and Cash Equivalents - End of Period	$156,810	$1,730	$156,810

Supplemental Non-Cash Investing and Financing Activities:
Acquisition of Accounts Payable in Reorganization	$—	$—	$210,132
Acquisition of Notes Payable in Reorganization	$—	$—	$47,988
Deemed Distribution	$—	$—	$312,000
Expenses Paid by Related Party	$5,000	$—	$5,000
Common Stock Issued (Retired) for Prepaid Expenses	$—	$—	$105,828
Common Stock Issued to Relieve Accounts Payable	$—	$—	$3,500
Common Stock Issued for Note Payable Conversion	$—	$—	$202,547
Common Stock Issued for Related Party Payable	$—	$—	$70,000

Cash Paid During the Period for:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

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

Note A - The Company – continued

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

Note A - The Company – continued

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

(A NEVADA CORPORATION)

Keyport, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note B - Summary of Significant Accounting Policies – continued

Accounts Receivable

The company considers accounts receivable to be fully collectible. Accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible they will be charged to operations when that determination is made.

Revenue Recognition

The Company recognizes revenue when title, ownership and risk of loss pass to the customer. Transfer of title occurs and risk of ownership generally passes to a customer at the time of shipment or delivery, depending on the terms of the agreement with a particular customer. The sale price of the Company’s products is substantially fixed or determinable at the date of sale based on purchase orders generated by a customer and accepted by the Company. A customer is obligated to pay for products sold to it within a specified number of days from the date that title to the products is transferred to the customer. The Company’s standard terms are typically net 30 days from the transfer of title to the products to the customer. The Company typically expects payment from a customer within 30 to 45 days from the transfer of title to the products to a customer. Shipping and handling costs are charged to the customer and are included in revenue.

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

In a loss year, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive. At June 30, 2012, there were 4,651,395 shares that could dilute future earnings.

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

The advances are non-interest bearing and is due upon demand. Due from related party consists of the following:

	June 30,	December 31,
	2012	2011

Edesia Emprise, LLC	$36,937	$11,937

CONO ITALIANO, INC.

(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY, INC.)

(A DEVELOPMENT STAGE COMPANY)

(A NEVADA CORPORATION)

Keyport, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note D -  Related Party Transactions – continued

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

For the six months ended June 30, 2012, Edesia Emprise was reimbursed expenses paid on behalf of the Company in the amount of $25,000.

Due to Officer

Certain disbursements of the Company have been paid by an officer of the Company. The balance at June 30, 2012 and 2011 was $770,317 and $724,975, respectively. There are no established repayment terms. For the periods ended June 30, 2012 and December 31, 2011, the Company has imputed interest at the applicable federal rate of 1.07% and 1.27%, respectively. Accrued interest was $56,825 and $52,746, at June 30, 2012 and December 31, 2011, respectively.

Note E -  Accrued Legal Expense

Accrued legal expense consists of legal services rendered to the Company in the ordinary course of business including SEC filings and the reverse merger. Accrued legal expense at June 30, 2012 and December 31, 2011 was $196,826 and $187,524, respectively.

Note F -  Notes Payable

The Company has a note payable to DT Crystal Limited accruing interest at 10% annually which is due upon demand. The note is convertible at option of the holder into restricted stock of Cono (Nevada). At June 30, 2012 and December 31, 2011 note payable to DT Crystal was $63,988 and $60,905, respectively. Interest expense for the six months ended June 30, 2012 and 2011 was $3,083 and $2,793, respectively.

The Company also has a short term equipment loan with Ilapak Inc. Payments are $3,501 monthly including interest at 3.0% annually. Loan will mature in December 2012. Interest expense for the six months ended June 30, 2012 and 2011 was $326 and $-0-, respectively.

CONO ITALIANO, INC.

(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY, INC.)

(A DEVELOPMENT STAGE COMPANY)

(A NEVADA CORPORATION)

Keyport, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note G -  Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations. As a result, there is an accumulated deficit of $2,585,533 at June 30, 2012.

.	The Company’s continued existence is dependent upon its ability to raise capital. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern

Note H -  Employment Contracts

On December 30, 2009 the Company entered into employment agreements with each of the officers serving the Company. The employment agreements contained the following provisions: (i) two-year terms with automatic renewal provisions unless notice is given by either party 30 days prior to renewal; (ii) commitment of a substantial portion of their professional time to the Company, consisting of 75% of their time for Mitchell Brown and 60% of their time for each of Alex Kaminski and Steve Savage; and (iii) and additional customary employment agreement terms and conditions. The officers have agreed that they will not receive any compensation for their services to the Company prior to January 1, 2012. At June 30, 2012 accrued compensation was $112,500. The compensation of the officers has been set as follows:

Annual
Officer	Salary
Mitchell Brown, Chief Executive Officer	$125,000
Alex Kaminski, Chief Financial Officer and Treasurer	$50,000
Steve Savage, Secretary	$50,000

It has been agreed by the Company, Mr. Smith, a director and Mr. Kaminski that pursuant to separate stock option agreements, Mr. Smith will be granted options to purchase 2,000,000 shares of the Company’s common stock at $.01 per share and Mr. Kaminski will be granted options to purchase 1,500,000 shares of the Company’s common stock at $.01 per share. These options will vest in one year and will expire in three years. As of June 30, 2012, the stock agreements have not been executed, therefore the options have not been granted.

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

The above Convertible Note contains a beneficial conversion feature recorded as a debt discount in the amount of $13,157 which will be expensed to interest expense over the term of the note. For the six months ended June 30, 2012, $4,386 was expensed to interest expense resulting in a remaining debt discount of $8,771 and note value, net of debt discount, of $241,228 at June 30, 2012. Accrued interest for the six months ended June 30, 2012 was $10,000.

On February 27, 2012, the Company entered into the Equity Agreement with TCA. Pursuant to the terms of the Equity Agreement, for a period of twenty-four (24) months commencing on the date of effectiveness of a Registration Statement, TCA shall commit to purchase up to $1,500,000 of the Company’s common stock, par value $0.001 per share. The purchase price of the Shares under the Equity Agreement is equal to ninety-five percent (95%) of the lowest daily volume weighted average price of the Company’s common stock during the five (5) consecutive trading days after the Company delivers to TCA an Advance notice in writing requiring TCA to advance funds to the Company, subject to the terms of the Equity Agreement.  At June 30, 2012, no shares had been purchased.

As further consideration for TCA entering into and structuring the Equity Facility, the Company paid to TCA a fee by issuing to TCA that number of shares of the Company’s common stock that equal a dollar amount of fifty-two thousand and five hundred dollars ($52,500) (the “Facility Fee Shares”). It is the intention of the Company and TCA that the value of the Facility Fee Shares shall equal $52,500. In the event the value of the Facility Fee Shares issued to TCA does not equal $52,500 after a nine month evaluation date, the Equity Agreement provides for an adjustment provision allowing for necessary action (either the issuance of additional shares to TCA or the return of shares previously issued to TCA to the Company’s treasury) to adjust the number of Facility Fee Shares issued. As of June 30, 2012, 998,099 shares of common stock have been issued as consideration for the Equity Facility fee and is included in Deferred Equity Financing Costs which will be netted against proceeds when shares are purchased pursuant to the Equity Agreement.

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

We will give Lara Mac customary representations and warranties regarding the good standing of our Company and status of progress in respect of our Company business plan prior to each draw on the Commitment Amount, and we will provide certifications and covenants regarding use of proceeds of each draw, which will be in customary forms reasonably requested by Lara Mac as determined by reference to similar lenders making similar loans to similar companies. Lara Mac will not be required to make any loans under the Commitment Amount to us if we are unable to make the representations, warranties, certifications or covenants, or if we are in breach of any previously given representations, warranties, certifications or covenants. If we breach any of the notes, the default rate will be 15% per annum and Lara Mac may seek recourse against our company for repayment of all of the notes. As of June 30, 2012, the agreement was still in effect and no funds have been borrowed.

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

In addition to this agreement Cono issued 100,000 shares of common stock to the 2 sole stockholders of Interstate in exchange for the use of Interstate’s facility for 1 (one) year at an approximate value of $36,000 for the calendar year 2011, included in prepaid expenses. For the six months ended June 30, 2012 and 2011, $-0- and $18,000 has been expensed to rent, respectively. This agreement was superseded in September 2011 by another agreement with Interstate Caterers (See below).

CONO ITALIANO, INC.

(FORMERLY KNOWN AS TIGER RENEWABLE ENERGY, INC.)

(A DEVELOPMENT STAGE COMPANY)

(A NEVADA CORPORATION)

Keyport, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note J -  Other Matters – continued

On July 11, 2011 the Company signed a subscription agreement with an individual to purchase 4,525,640 shares of the Company’s common stock in four (4) installments of $50,000 each, totaling $200,000. As of December 31, 2011 all of the four installments had been received totaling $200,000. The Company has issued 4,000,000 shares of the 4,525,640 that were to be issued. 525,640 shares of common stock are due to the individual for his investment, therefore, common stock subscribed is $526 at June 30, 2012 and December 31, 2011.

On September 7, 2011 the Company entered into a manufacturing agreement with Interstate Caterers for the purposes of manufacturing, producing and distributing “pizza cono”. As consideration for Interstate entering into the agreement, the Company agreed to issue 3,500,000 shares of its restricted common stock upon the execution of the agreement. As of June 30, 2012 the stock had not been issued. As consideration for Interstate’s services under the agreement, Interstate will receive seventy percent (70%) of the difference between the sales price for the product less direct manufacturing costs for such product, regardless of whether the Company or Interstate initiated the sales of such product. In addition, the Company will lease to Interstate certain equipment to be used in the manufacture of the Cono products for $1.00 per year.

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

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates.

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

In the first quarter of 2012, we added a fully automated filling machine to fill our pizza cono with various flavors. During the next 12 months the Company plans to begin the international distribution of its pizza cono and empanadas in the U.K. (contract with Spuntibreak s.r.l), Canada and the United States. We plan to distribute our products by using independent sales representatives, food and wholesale distributors and employees. We anticipate developing our own proprietary microwave packaging and microwave sleeves for our products. Additionally, we plan to add a Flo Pack package machine to assist in our retail distribution and shipping in the third quarter of 2012.

Results of Operations

For the six months ended June 30, 2012 compared to the six months ended June 30, 2011

Revenues and Profit

In the six month period ended June 30, 2012, Cono Italiano (Delaware) had total revenue of $61,426, compared to total revenue of $-0- for the same period in 2011.  The increase in total revenue is attributable to the Company beginning to sell products.

The Company’s gross profits for the six month period ended June 30, 2012, were $14,948, which was an increase from $-0- for the same period in 2011.  The increase in gross profits is attributable to the Company beginning to sell its products.

General and Administrative Expenses

For the six month period ended June 30, 2012, the Company’s selling expenses were $36,000, compensation expenses were $112,500, general and administrative expenses were $159,710, and interest expenses were $21,875. This was an increase compared to the same period in 2011, in which selling expenses were $31,038, compensation expenses were $-0-, general and administrative expenses were $157,236, and interest expenses were $11,085. The increase in compensation is attributable to accrual of officers’ compensation and the increase in interest is attributable to the acquisition of debt.

Net Loss

The net loss for the six month period ended June 30, 2012 was $315,137, which was an increase from $199,359 for the same period in 2011. This increase is attributable to the increase in compensation and interest expenses.

For the three months ended June 30, 2012 compared to the three months ended June 30, 2011

Revenues and Profit

In the three month period ended June 30, 2012, Cono Italiano (Delaware) had total revenue of $61,426, compared to total revenue of $-0- for the same period in 2011. The increase in total revenue is attributable to the Company beginning to sell its products.

The Company’s gross profits for the three month period ended June 30, 2012 was $14,948, which was a increase from $-0- for the same period in 2011. The increase in gross profits is due to the Company beginning to sell its products.

General and Administrative Expenses

For the three month period ended June 30, 2012, the Company’s selling expenses were $36,000, compensation expenses were $56,250, general and administrative expenses were $100,972, and interest expenses were $14,737. This was an increase compared to the same period in 2011, in which selling expenses were $31,038, compensation expenses were $-0-, general and administrative expenses were $31,980, and interest expenses were $5,454. The increase in compensation is attributable to accrual of officers’ compensation, the increase in general and administrative is due to depreciation, and legal costs associated with additional SEC filings and the increase in interest is also attributable to the acquisition of debt.

Net Loss

The net loss for the three month period ended June 30, 2012 was $193,011, which was an increase from $68,472 for the same period in 2011.  The increase in compensation is attributable to accrual of officers’ compensation, the increase in general and administrative is due to depreciation, and legal costs associated with the acquisition of debt and the increase in interest is also attributable to the acquisition of debt.

Liquidity and Capital Resources

As of June 30, 2012, the Company did not have and continues to not have sufficient cash on hand to pay present obligations as they become due. In addition, due to current economic conditions and the Company’s related risks and uncertainties, there is no assurance that we will be able to raise additional capital on acceptable terms, if at all, to meet our current obligation over the next 12 months. Because of the foregoing, the Company’s auditors have expressed substantial doubt about our ability to continue as a going concern as of the year ended December 31, 2011.

Net cash used for operating activities for the six months ended June 30, 2012 and 2011, was $156,810 and $1,065, respectively.

As of June 30, 2012, Cono Italiano (Delaware) had $156,810 in cash and cash equivalents, as compared to $3,348 of a bank overdraft as of December 31, 2011. The main source of the Company’s cash has been loans from an officer; our Chief Executive Officer, Mitchell Brown, was owed $770,317 as of June 30, 2012, which total loan amount increased from $724,975 at December 31, 2011. Additionally the Company secured a convertible promissory note in the principal amount of $250,000 as disclosed below.

On November 9, 2009, Cono Italiano (Delaware) entered into a Commitment Letter, pursuant to which, one of our shareholders, Lara Mac has agreed to provide financing to Cono Italiano, Inc., with such funds as the Company’s Board of Directors shall deem to be sufficient to maintain the Company’s ordinary course of business operations (the “Commitment Amount”). Lara Mac is wholly owned by Mitch Brown, our Chief Executive Officer. We may draw on the Commitment Amount in monthly tranches in accordance with our operating requirements as set forth in our business plan. The available Commitment Amount will be reduced by the aggregate cash proceeds received by the Company which are derived from the issuance of any equity securities and Company gross revenues. Draws on the Commitment Amount will be made on terms of unsecured notes, with interest set on each note as of the date of the draw at prime rate plus two percent per annum. The notes will mature and become repayable thirty calendar days after demand at any time following the earlier of (a) December 31, 2010 or (b) the date upon which we are in receipt of revenues or proceeds from the sales of equity securities. We will give Lara Mac customary representations and warranties regarding the good standing of our Company and status of progress in respect of our Company business plan prior to each draw on the Commitment Amount, and we will provide certifications and covenants regarding use of proceeds of each draw, which will be in customary forms reasonably requested by Lara Mac as determined by reference to similar lenders making similar loans to similar companies. Lara Mac will not be required to make any loans under the Commitment Amount to us if we are unable to make the representations, warranties, certifications or covenants, or if we are in breach of any previously given representations, warranties, certifications or covenants. If we breach any of the notes, the default rate will be 15% per annum and Lara Mac may seek recourse against our company for repayment of all of the notes. As of June 30, 2012, there had been no borrowings under the Commitment Letter.

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

The following table summarizes total current assets, liabilities and working capital at June 30, 2012, compared to June 30, 2011.

	June 30, 2012 (Unaudited)	December 31, 2011	Increase/ (Decrease)
Current Assets	$309,803	$32,937	$276,866
Current Liabilities	$1,713,440	$1,219,720	$493,720
Working Capital Deficit	$(1,403,637)	$(1,186,783)	$216,854

As of June 30, 2012, we had a working capital deficit of $1,403,637, as compared to a working capital deficit of $1,186,783 as of December 31, 2011, an increase of $216,854. Factors contributing to the increase in this deficit include increased expenses to service customers, trade shows, and equipment purchased to make sales presentations.

Current Liabilities consists of the following:

	June 30, 2012	December 31, 2011

Accounts Payable	$180,057	$135,508
Accrued Compensation, Officers	112,500	0
Bank overdraft	0	3,348
Accrued Expenses	70,874	54,713
Accrued Legal Expense	196,826	187,525
Accrued Interest, Officers	56,825	52,746
Due to Officer	770,317	724,975
Convertible Note Payable, Net	241,228	0
Notes Payable	84,813	60,905
Total Current Liabilities	$1,713,440	$1,219,720

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

Accounts Receivable

The Company considers accounts receivable to be fully collectible. Accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible they will be charged to operations when that determination is made.

Revenue Recognition

The Company recognizes revenue when title, ownership and risk of loss pass to the customer. Transfer of title occurs and risk of ownership generally passes to a customer at the time of shipment or delivery, depending on the terms of the agreement with a particular customer. The sale price of the Company’s products is substantially fixed or determinable at the date of sale based on purchase orders generated by a customer and accepted by the Company. A customer is obligated to pay for products sold to it within a specified number of days from the date that title to the products is transferred to the customer. The Company’s standard terms are typically net 30 days from the transfer of title to the products to the customer. The Company typically expects payment from a customer within 30 to 45 days from the transfer of title to the products to a customer. Shipping and handling costs are charged to the customer and are included in revenue.

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

Item 4. Controls and Procedures.

Pursuant to Rule 13a- 15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s PEO and PFO concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 16, 2012, the Company entered into a Securities Purchase Agreement with a private investor whereby the private investor was issued 2,000,000 shares of the Company’s common stock for a purchase price of $75,000.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the quarter ended June 30, 2012.

Item 4. Mine Safety Disclosures.

Not applicable

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

Dated: August 14, 2012
	By:	/s/ Mitchell Brown
		Name:	Mitchell Brown
		Title:	Principal Executive Officer

Dated: August 14, 2012
	By:	/s/ Alex J. Kaminski
		Name:	Alex J. Kaminski
		Title:	Principal Financial Officer and Chief Accounting Officer

