Form 10-K
period 2012-12-31
Cono Italiano, Inc.
filed 2013-04-16
CIK 1307701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Non-accelerated filer	[ ]

Accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the average bid and asked price of such common equity on June 29, 2012, was $0,04. As of April 12, 2013, the registrant has one class of common equity, and the number of shares outstanding of such common equity was 107,233,087.

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

Pursuant to the Stock Purchase Agreement, the Board appointed five individuals to fill vacancies on the Board. These new directors commenced their service on June 19, 2009. The Board also appointed four new officers of the Company.

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

Cono Italiano is licensed to distribute a food product called the “Pizza Cono.” This Pizza Cone is designed to be a drip free, spill free cone-shaped pizza made of a proprietary dough and filled with freshly selected ingredients. The Company intends that the Pizza Cone will be distributed through the fast food market (the fast food market is generally defined as restaurants selling food and drinks for immediate consumption either on the premises in designated eating areas, or for consumption elsewhere). The Pizza Cone will be distributed to quick-service restaurants, take aways, mobile and street vendors, and leisure locations. These establishments include typical fast food chains, supermarkets, convenience stores, entertainment facilities and sports arenas. In addition, the Pizza Cone will be sold at stores that sell frozen packaged products for use at home.

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

On November 9, 2009, Cono Italiano (Delaware) entered into a Commitment Letter, pursuant to which, one of our shareholders, Lara Mac, has agreed to provide financing to Cono Italiano, Inc., with such funds as the Board shall deem to be sufficient to maintain the Company’s ordinary course of business operations (the “Commitment Amount”). We may draw on the Commitment Amount in monthly tranches in accordance with our operating requirements as set forth in our business plan. The available Commitment Amount will be reduced by the aggregate cash proceeds received by the Company which are derived from the issuance of any equity securities and Company gross revenues. Draws on the Commitment Amount will be made on terms of unsecured notes, with interest set on each note as of the date of the draw at prime rate plus two percent per annum. It was agreed that the notes would mature and become repayable thirty calendar days after demand at any time following the earlier of (a) December 31, 2010 or (b) the date upon which we are in receipt of revenues or proceeds from the sales of equity securities. We will give Lara Mac customary representations and warranties regarding the good standing of our Company and status of progress in respect of our Company business plan prior to each draw on the Commitment Amount, and we will provide certifications and covenants regarding use of proceeds of each draw, which will be in customary forms reasonably requested by Lara Mac as determined by reference to similar lenders making similar loans to similar companies. Lara Mac will not be required to make any loans under the Commitment Amount to us if we are unable to make the representations, warranties, certifications or covenants, or if we are in breach of any previously given representations, warranties, certifications or covenants. If we breach any of the notes, the default rate will be 15% per annum and Lara Mac may seek recourse against our company for repayment of all of the notes. As of December 31, 2012, the agreement was still in effect and no funds have been borrowed.

Distribution

The Company intends to contact food distributors who sell to the restaurant community to distribute the product. The Company will seek to develop relationships with independent commissioned sales representatives throughout the country to sell and market the product to the retail community and specialty customers. The Pizza Cones and empanadas will be targeted at a substantial number of potential customers, including quick service restaurants, take aways, mobile and street vendors, and leisure locations such as typical fast food chains, supermarkets, convenience stores, entertainment facilities, and sports arenas. The Company therefore does not anticipate depending on a single or a few major customers.

Cono Italiano’s marketing and distribution efforts have also included giving free samples of its product away at the Indianapolis Speedway, presenting the product to potential distributors at a trade show, and selling the product at an Italian festival in Indianapolis.

The company entered into a manufacturing and partnership agreement with Interstate Caterers (“Interstate”) located in South Plain field, New Jersey. Interstate will manufacture all products related to Cono Italiano in their state of the art, newly constructed facility, which complies with United States Department of Agriculture regulations. Cono will provide certain manufacturing equipment to Interstate to include ovens,proprietary machines to package and manufacture Pizza Cono and Empanadas. The revenue will be shared based on net profit after all expenses. Interstate will receive 3.5 million shares restricted for up to a 5-year period. This agreement can be modified at any given time to be ensure all revenue and profits are being shared accordingly and equally.

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

Compliance with Government Regulations

At the present time, Cono Italiano does not need and has not requested government approval on any products and services. Edesia Emprise, LLC and the third party contract bakers of Edesia Emprise, LLC are responsible for operation of production facilities which make our Pizza Cones and fillings, and they are subject to various federal state, and local laws, including various health sanitation, fire, and safety standards and may be subject to licensing and regulations by a number of governmental authorities.

Research and Development

The recipe for the cone is proprietary, developed by Cono Italiano, Inc. using various ingredients and a patented machine to create and form the cone-shaped shell. The filling content for the cones are proprietary recipes designed specifically for the cone to be drip-free and spill-free and to be baked in a microwave high efficiency oven or traditional oven. Our recipes are developed by an Italian food designer to add a European taste to the pizza.

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

We are a small company with a limited history, limited capital and limited operating resources. As of December 31, 2012, we had cash and cash equivalents of $30,562. While we believe we will be able to meet the majority of our immediate needs for cash from revenues (as the Company is spending minimal cash, and is not required to pay its suppliers until after orders are placed and delivered), we will need additional capital to conduct business, grow and expand. The Company will need financing in the amount of approximately $500,000 to conduct its operations as planned for next twelve months, including the securing of certain equipment required to manufacture and distribute our products to retail vendors and other suppliers in our market.

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

At the present time, the Company is not in compliance with its obligation to file income tax returns, however, the Company intends to remediate this non-compliance in the immediate future. Our U.S. federal and state tax returns may be audited by the U.S. Internal Revenue Service (the “IRS”). An audit may result in the challenge and disallowance of deductions claimed by us. Further, an audit could lead to an audit of one or more of our investors and ultimately result in attempts to adjust investors’ tax returns with respect to items unrelated to us. We are unable to guarantee the deductibility of any item that we acquire. We will claim all deductions for federal and state income tax purposes which we reasonably believe that we are entitled to claim. In particular, we will elect to treat as an expense for tax purposes all interest, management fees, taxes and insurance. The IRS may disallow any of the various elements used in calculating our expenses, thereby reducing federal income tax benefits of an investment. To the extent that any challenge or disallowance is raised in connection with a tax return filed by an individual shareholder, the cost of any audit and/or litigation resulting there from would be born solely by the affected shareholder. In the event the IRS should disallow any of our deductions, the directors, in their sole discretion, will decide whether to contest such disallowance. No assurance can be given that in the event of such a contest the deductions would be sustained by the courts. If the disallowance of any deductions results in an underpayment of tax, investors could also be responsible for interest on the under payments.

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

Our Chief Executive Officer, Mr. Mitchell Brown, owns directly 30,100,000 shares of the Company’s common stock directly, and has sole voting power and sole power of disposition over all 6,000,000 shares of the Company’s common stock owned by Lara Mac Inc. Thus Mr. Brown controls the voting of approximately 32.82 % of our issued and outstanding shares. This concentration of ownership and control could discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, or could otherwise delay or prevent a change in control transaction or other business combination, which could in turn have an adverse effect on the market price of our common shares. As long as this concentration of ownership persists, it is unlikely that any other holder or group of holders of our common shares will be able to affect the way we are managed or the direction of our business. The interests of the control group of shareholders could conflict with the interests of other shareholders. In addition, we may adopt amendments to our organizational documents and applicable state law which have anti-takeover provisions that could delay or prevent a change in control of our company.

We will indemnify our officers and directors which could cause our capital resources to be used to defend and settle claims or legal actions against them.

Our bylaws provide that we shall indemnify any and all of our present or former directors and officers for expenses incurred in connection with the defense of any action relating to their services. Costs, charges and expenses (including attorneys’ fees) incurred by such person in defending a civil or criminal proceeding shall be paid by the Company in advance upon receipt of an undertaking to repay all amounts advanced if it is ultimately determined that the person is not entitled to be indemnified by the Company as authorized by the bylaws, and upon satisfaction of other conditions required by current or future legislation. To the extent that a director has been successful in defense of any proceeding, the Nevada Revised Statutes provide that he shall be indemnified against reasonable expenses incurred in connection therewith. These provisions may limit the ability of our stockholders to recover damages against our directors through legal proceeding or otherwise.

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

Our common shares trades on the OTC Bulletin Board. The stock price may be volatile. The market price of our common shares may be subject to wide fluctuations in response to several factors including the following:

●	Our ability to execute our business plan and significantly grow our business;

●	Increased competition from competitors who offer competing products; and

●	Our financial condition and results of operations.

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

We may need to raise additional capital to provide cash for our operations. The fact that we have generated only $122,985 in sales during the twelve months ended December 31, 2012 and $0 in sales during the twelve months ended December 2011 may deter potential investors from providing financing. Uncertainty regarding our ability to generate revenues may make it difficult for us to find financing on acceptable terms. If we are unable to obtain adequate funding, we may not be able to successfully develop and market our products and our business may fail. To secure additional financing, we may need to borrow money or sell more securities. Under the current circumstances, we may be unable to secure additional financing on favorable terms, if available at all.

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

We anticipate that our common stock will continue to be subject to the penny stock rules under the Exchange Act. These rules regulate broker/dealer practices for transactions in “penny stocks.” Penny stocks are generally equity securities with a price of less than $5.00. The penny stock rules require broker/dealers to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations and the broker/dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction, the broker and/or dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. The transaction costs associated with penny stocks are high, reducing the number of broker-dealers who may be willing to engage in the trading of our shares. These additional penny stock disclosure requirements are burdensome and may reduce all of the trading activity in the market for our common stock. As long as the common stock is subject to the penny stock rules, our shareholders may find it more difficult to sell their shares.

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

As of April 12, 2013, we had 107,233,087 shares of our common stock issued and outstanding. We are authorized to issue up to 150,000,000 shares of common stock. Our Board may authorize the issuance of additional common or preferred shares under applicable state law without shareholder approval. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with the hiring of personnel, future acquisitions, future private placements of our securities for capital raising purposes or for other business purposes. Future sales of substantial amounts of our common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock. If we need to raise additional capital to expand or continue operations, it may be necessary for us to issue additional equity or convertible debt securities. If we issue equity or convertible debt securities, the net tangible book value per share may decrease, the percentage ownership of our current stockholders may be diluted and such equity securities may have rights, preferences or privileges senior or more advantageous to our common stockholders.

The market price of our common stock may be volatile which could adversely affect the value of your investment in our common stock.

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors. Some of the factors that may cause the market price of our common stock to fluctuate include:

●	Fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
●	Changes in estimates of our financial results or recommendations by securities analysts;
●	Failure of any of our products to achieve or maintain market acceptance;
●	Changes in market valuations of similar companies;
●	Significant products, contracts, acquisitions or strategic alliances of our competitors;
●	Success of competing products or services;
●	Changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
●	Regulatory developments;
●	Litigation involving our company, our general industry or both;
●	Additions or departures of key personnel;
●	Investors’ general perception of us; and
●	Changes in general economic, industry and market conditions.

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

	2012
	High	Low
4th Quarter ended December 31	$.03	.03
3rd Quarter ended September 30	$.04	.04
2nd Quarter ended June 30	$.04	.04
1st Quarter ended March 31	$.06	.04

	2011
	High	Low
4th Quarter ended December 31	$.05	.04
3rd Quarter ended September 30	$.05	.05
2nd Quarter ended June 30	$.06	.05
1st Quarter ended March 31	$.02	.02

(b) Holders

As of April 12, 2013, there were 107,233,087 shares of our common stock issued and outstanding held by approximately [●] holders of record.

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

For the next 12 months, the Company plans to continue manufacturing and delivering its products to customers. We also plan to expand our USDA facility by adding machines to fill and manufacture our pizza cones and empanadas. We plan to secure through financing certain equipment required to manufacture and distribute our products to retail vendors and other suppliers in our market. These machines include a carton machine, which packages box the pizza cones and empanadas in boxes for retail, and a Flo Pack machine, which wraps pizza cones and empanadas in microwavable bags prior to being packaged. We expect to introduce additional flavors and new products to our product line in 2013.

Results of Operations

For the year ended December 31, 2012 compared to the year ended December 31, 2011

Revenues and Profit

During the year ended December 31, 2012, Cono Italiano (Delaware) had revenues of $122,985 compared to total revenue of $-0- for the same period in 2011. The increase in total revenue is attributable to the Company beginning to sell its products.

The Company’s cost of goods sold for the year ended December 31, 2012, was $117,913 which was an increase from $-0- for the same period in 2011. The increase in cost of goods sold is attributable to the costs of product manufacturing to market to the trade, and packaging to sell to retail, which was completed in October. This has afforded the Company the opportunity to sell and expand its line of product to Shop Rite, Core Mark. The Company’s gross profit for the year ended December 31, 2012 was $5,072 which was an increase from $-0- for the same period in 2011. The change in gross profit is attributable to the start-up of the Company selling its product and its related cost of goods sold.

Selling Expenses, Interest Expenses and General and Administrative Expenses

During the year ended December 31, 2012, the Company’s selling expenses were $160,727, compensation expense was $225,000, general and administrative expenses were $199,327 and interest expenses were $50,005. This was a decrease compared to the same period in 2011, in which selling expenses were $166,610, general and administrative expenses were $323,110 and an increase compared to the same period in 2011 in which compensation expense was $-0- and interest expenses were $14,745. This decrease is primarily attributable to a decrease in the paying of vendors with stock as cash became available through the sale of product and the acquisition of debt. The increase in compensation expense was attributable to the commencement of the officers employment contracts in 2012 while the increase to interest expense was attributable to the acquisition of debt. Repreciation expense for the years ended December 31, 2012 and 2011 was $63,795 and $8,665, respectively.

Net Loss

The net loss for the year ended December 31, 2012 was $696,518, which was an increase from $504,465 for the same period in 2011. This increase is attributable to $225,000 in compensation expense to officers compared to $-0- for the same period in 2011, as well as growing the company with capital expenditures for equipment, packaging, marketing, and product placement into the retail environment.

Liquidity and Capital Resources

As of December 31, 2012, the Company did not have and continues to not have sufficient cash on hand to pay present obligations as they become due. In addition, due to current economic conditions and the Company’s related risks and uncertainties, there is no assurance that we will be able to raise additional capital on acceptable terms, if at all, to meet our current obligation over the next 12 months. Because of the foregoing, the Company’s auditors have expressed substantial doubt about our ability to continue as a going concern.

Net cash used for operating activities for the year ended December 31, 2012 and 2011, was $203,326 and $156,446, respectively. The net loss for the year ended December 31, 2012 and 2011 was $(696,518) and $(504,465) respectively. This increase is primarily attributable to the accrual of compensation expense for officers in the amount of $225,000 and depreciation expense on new equipment.

As of December 31, 2012, Cono Italiano (Delaware) had$30,562 in cash and cash equivalents, as compared to $0 for the same period in 2011. The main source of the Company’s cash has been loans from an officer, acquisition of debt and the sales of product. Our Chief Executive Officer, Mitchell Brown, was owed $767,317 as of December 31, 2012, which total loan amount increased from $724,975 at December 31, 2011. The Company also received cash proceeds from acquision of a convertible note payable during the year ended December 31, 2012. As of December 31, 2012 the total convertible note payable was $247,807 compared to $-0- at December 31, 2011.

On November 9, 2009, Cono Italiano (Delaware) entered into a Commitment Letter, pursuant to which, one of our shareholders, Lara Mac, has agreed to provide financing to Cono Italiano, Inc., with such funds as the Board shall deem to be sufficient to maintain the Company’s ordinary course of business operations (the “Commitment Amount”). We may draw on the Commitment Amount in monthly tranches in accordance with our operating requirements as set forth in our business plan. The available Commitment Amount will be reduced by the aggregate cash proceeds received by the Company which are derived from the issuance of any equity securities and Company gross revenues. Draws on the Commitment Amount will be made on terms of unsecured notes, with interest set on each note as of the date of the draw at prime rate plus two percent per annum. It was agreed that the notes would mature and become repayable thirty calendar days after demand. We will give Lara Mac customary representations and warranties regarding the good standing of our Company and status of progress in respect of our Company business plan prior to each draw on the Commitment Amount, and we will provide certifications and covenants regarding use of proceeds of each draw, which will be in customary forms reasonably requested by Lara Mac as determined by reference to similar lenders making similar loans to similar companies. Lara Mac will not be required to make any loans under the Commitment Amount to us if we are unable to make the representations, warranties, certifications or covenants, or if we are in breach of any previously given representations, warranties, certifications or covenants. If we breach any of the notes, the default rate will be 15% per annum and Lara Mac may seek recourse against our company for repayment of all of the notes. As of the end of the period covered by this Report, there had been no borrowings under the Commitment Letter. Lara Mac has indicated its intent to enter into an extension of the Commitment Letter. As of December 31, 2012, the agreement was still in effect and no funds had been borrowed.

The following table summarizes total current assets, liabilities and working capital at December 31, 2012, compared to December 31, 2011.

	Dec. 31, 2012	Dec. 31, 2011	Increase/(Decrease)
Current Assets	$207,076	$32,937	$174,139
Total Liabilities	$1,828,169	$1,219,720	$608,449
Working Capital Deficit	$(1,621,093)	$(1,186,783)	$(434,310)

As of December 31, 2012, we had a working capital deficit of $(1,621,093), as compared to a working capital deficit of $(1,186,783) as of December 31, 2011, an increase of $(434,310). Factors contributing to the increase in this deficit include the purchase of additional manufacturing equipment , issuance of debt and increase in occured compensation.

Current Liabilities consists of the following:

	Dec. 31, 2012	Dec. 31, 2011
Bank overdraft	$-0-	$3,348
Accounts payable	$135,508	$135,508
Accrued expenses	$126,206	$54,713
Accrued interest - officer	$59,834	$52,746
Note payable	$67,228	$60,905
Convertible Note Payable, Net	$247,807	$-0-
Accrued Compensation – Officers	$225,000	$-0-
Due to officer	$767,317	$724,975
Accrued legal expense	$199,269	$187,525
Total current liabilities	$1,828,169	$1,219,720

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. Though we evaluate our estimates and assumptions on an ongoing basis, our actual results may differ from these estimates. Accounts Receivable and Revenue Recognition Policies were added.

Recently Issued Accounting Standards

Accounts Receivable

Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Customer accounts over 90 days old are considered delinquent. The carrying amount of accounts receivable are reduced by an allowance for doubtful accounts that reflects our Company’s best estimate of the amounts that will not be collected. The Company reviews outstanding accounts and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. The Company provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of the individual accounts. Balances that are still outstanding after reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. The Company has assessed accounts receivable and determined that a reserve is necessary and at December 31, 2012 and 2011, the allowance for doubtful accounts was $2,440 and $-0-, respectively.

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

Customer Concentrations

One customer accounted for approximately $68,655 or 55%, while another customer accounted for $16,507 or 13% of net sales for the year ended December 31, 2012. Various other customers accounted for the remaining sales of $37,823 or 32%. All transactions were in United States dollars. There were no transaction gains or losses associated with sales transactions.

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

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements are contained in pages [●] through [●] which appear at the end of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of, and with the participation of, our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as they existed on December 31, 2012. Based on their evaluation of our disclosure controls and procedures as of December 31, 2012, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company’s disclosure controls and procedures were not effective for the purposes described above.

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

Management has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. Management based its assessment on the framework set forth in COSO’s Internal Control – Integrated Framework (1992) in conjunction with SEC Release No. 33-8820 entitled “Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities and Exchange Commission.” Based on its assessment, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2012, because of certain material weaknesses addressed below.

●	There is a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles in the US (“GAAP”) and the financial reporting requirements of the SEC.
●	There are insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.
●	There is a lack of segregation of duties, in that we only had one person performing all accounting-related duties.
●	Lack of proper authorization and documentation of stock transactions, including issuance, cancellations or redemptions.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the year ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table and text sets forth the names and ages of all our directors and executive officers and our key management personnel as of April 1, 2013. All of our directors serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board, and are elected or appointed to serve until the next Board meeting following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name	Age	Position
Mitchell Brown	47	Chief Executive Officer and Director
Alex J. Kaminski	47	Chief Financial Officer, Treasurer and Director

Steve Savage	54	Secretary and Director
Scott Smith	46	Director

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

Alex J. Kaminski, Chief Financial Officer, Treasurer and Director

Mr. Kaminski was appointed Treasurer of the Company on June 4, 2009. He commenced serving as Chief Financial Officer on June 22, 2009 and Director on June 19, 2009. Mr. Kaminski, 47, is a Certified Public Accountant. Since 1989, he has had his own practice. From 2002 to 2008 he served as the Chief Financial Officer and President of Basik Funding Inc. Since 2005, he has also served as the President of Homestead Funding Group Inc.

Steve Savage, Secretary and Director

Mr. Savage commenced serving as Secretary and Director on June 19, 2009. For the past 5 years Mr. Savage has served as President and owner of Ocean Consultants Inc. a Real Estate Investment company. The purpose of the business was to locate, purchase, remodel and market various residential properties.

Scott Smith, Director

Mr. Smith commenced serving as a director on June 19, 2009. Since 1997, Mr. Smith, 46, has served as the owner and manufacturer’s representative for S.J. Smith Distributors Inc. Since 2002, Mr. Smith has served as the Corporate Sales Manager for Ray Catena Motor Car in Edison, NJ.

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

Summary Compensation Table

Name and Principal Position	Year (1)(2)	Salary ($)	Stock Awards ($)	Total

Mitchell Brown, Chief Executive Officer and	2012	$12500	0	125,000
Director (3)	2011	0	5,000	5,000
	2010	0	0	0

Joseph Masselli, former President	2012	-	-	-
Chief Operating Officer and former Director (3)(4)	2011	0	0	0
	2010	0	50,000	0

Alex J. Kaminski, Chief Financial Officer,	2012	50,000	0	50,000
Treasurer and Director (3)	2011	0	5,000	5,000
	2010	50,000	0	0

Steve Savage, Secretary and Director (3)	2012	50,000	0	50,000
	2011	0	5,000	5,000
	2010	0	0	0
Officers serving the Company prior to the acquisition of Cono Italiano (Delaware):
James Pak Chiu Leung former CEO,	2010	0	0	0
former President, former Director

(1)	No officers earned over $100,000 in any of the three preceding fiscal years, other than as set forth above.
(2)	The Company’s fiscal year previously ended on January 31. The Company changed its fiscal year-end from November 30, 2006 to January 31, 2007, and on November 12, 2009 the Company changed its fiscal year end to December 31st. The 2010 and 2009 fiscal years for Mitchell Brown, Joseph Masselli, Alex J. Kaminski and Steve Savage refer to the fiscal years ended December 31, 2010 and December 31, 2009. The 2009 fiscal year for Mr. Leung, Mr. Clarke and Mr. St-Pierre refer to the fiscal years ended January 31, 2009. These individuals were not compensated thereafter.

(3)	To date, each of Mitchell Brown, Joseph Masselli, Alex J. Kaminski and Steve Savage have not been paid cash compensation by either the Company or Cono Italiano (Delaware).
(4)	On January 28, 2011, Mr. Masselli was relieved of his position as the Company’s President and Chief Operating Officer. On March 15, 2011 Mr. Masselli’s service as a member of the Company’s Board of Directors terminated.

None of the officers earned any bonus, restricted stock awards, LTIP Payouts or any other annual or long term compensation other than the stock awards paid to each of Mr. Brown, Mr. Masselli and Mr. Savage by Cono Italiano (Delaware).

Outstanding Equity Awards at Fiscal Year-End (1)

As of the end of our most recent fiscal year, December 31, 2012, Mitchell Brown, our Chief Executive Officer and Director, Joseph Masselli, our former President, Chief Operating Officer and Director, Alex J. Kaminski, our Chief Financial Officer, Treasurer and Director and Steve Savage, our Secretary and Director have not been issued any options in the Company.

Options were issued in connection with our August 10, 2009 1-for-60 stock split; however, none of such options were exercised during the year ended December 31, 2012 and as of December 31, 2012 all of such options have expired.

Director Compensation

The persons who served as members of our board of directors, including executive officers, did not receive any compensation for services as a director in either the fiscal year ended December 31, 2012 or the fiscal year ended December 31, 2011.

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

As of December 31, 2012, we had [●] officers and directors eligible to receive options under the Equity Incentive Plan. Options to buy [●] shares of common stock were outstanding under the Equity Incentive Plan and [●] options remained eligible for grant. As of December 31, 2012, there were -0- unexpired outstanding options under the Equity Incentive Plan.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 1, 2013, the total number of shares owned beneficially by the Company’s directors, officers and key employees, and any person (including any group) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company’s voting securities. Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated. The percentage of ownership set forth below reflects each holder’s ownership interest in the 110,002,165 shares of the Company’s common stock outstanding as of April 1, 2013.

Name and Address of Beneficial Owner	Shares	Options/ Warrants (1)	Total (1)	Percentage of Shares Outstanding (1)

Five Percent Stockholders
Lara Mac Inc.(2)	6,000,000	0	6,000,000	5.45%
Executive Officers and Directors
Mitchell Brown, Chief Executive Officer and Director (2)	30,100,000	0	30,100,000	27.36%
Alex J. Kaminski, Chief Financial Officer, Treasurer and Director	100,000	0	100,000	*	%
Steve Savage, Secretary and Director	100,000	0	100,000	*	%
Scott Smith, Director	100,000	0	100,000	*	%
All officers and directors as group (4 persons)	36,400,000	0	36,400,000	33.09%

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

In addition, on June 22, 2009, the Company and Lara Mac entered into a Management Services Agreement. In exchange for the provision of services as set forth therein, Lara Mac received 9,553,377 shares of the Company’s common stock. On November 6, 2009, as additional inducement to the shareholders of Cono Italiano (Delaware) to enter into the Share Exchange Agreements, Lara Mac Inc. agreed to the termination of the Management Services Agreement with Cono Italiano (Nevada) and cancellation of all Cono Italiano (Nevada) shares previously issued to Lara Mac under the Management Services Agreement (242,557 shares of the Company’s common stock as adjusted for the one-for-sixty reverse stock split).

After giving effect to the Share Exchange, Mitchell Brown, both as an individual and through his control of Lara Mac, controls 36,100,000 shares of the Company’s common stock. These shares constitute 35.10% of the Company’s issued and outstanding shares as of April 1, 2013.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Lara Mac Inc. Management Services Agreement

On June 22, 2009, Lara Mac Inc., an entity controlled by Mitchell Brown, our Chief Executive Officer and a member of our Board of Directors, entered into a Management Services Agreement with the Company (the “Management Services Agreement”). Pursuant to the Management Services Agreement, Lara Mac would render to the Company consulting and other advisory services in relation to developing strategic plans for inception of operations, corporate management, the operations of the Company, strategic planning, domestic and international marketing and sales, financial advice, including, without limitation, advisory and consulting services in relation to the selection and retention of candidates for senior management of the Company and its subsidiaries, prospective strategic alliance partners, preparing acquisition growth plans, identifying prospective merger and acquisition candidates, developing value propositions for the Company and acquisition candidates, analyzing financial implications of potential transactions, advising on negotiations regarding terms and conditions of transactions, outlining and managing due diligence issues and due diligence processes, introductions to prospective customers, selection of investment bankers or other financial advisors or consultants, and advice with respect to the capital structure of the Company, equity participation plans, employee benefit plans and other incentive arrangements for certain key executives of the Company (collectively, the “Services”). In exchange for the Services, Lara Mac shall receive 9,553,377 shares of the Company’s common stock (the “Fee”). The value of the restricted shares of common stock constituting the Fee is deemed to be $0.044 per share, which is equivalent to fifty percent of the average closing trading price of the Company’s common stock during the ninety day period of February 27, 2009, through May 27, 2009. Such time period is deemed to constitute an objective public capital market valuation of the Company’s stock price, having an aggregate value of $410,666 (the “Issue Value”). The parties to the Management Services Agreement also agreed that Lara Mac may render other services beyond the scope of activities which the parties contemplate as part of the Services, as to which Lara Mac shall be entitled to separate compensation that shall be negotiated in good faith by the parties on a case-by-case basis. In the event that the Company is not generating organic revenues (excluding interest and investment income) as of the first anniversary of the date of the Management Services Agreement, then all of the Shares constituting the Fee shall be subject to repurchase in the entirety by the Company at a repurchase price equal to the Issue Value. On November 6, 2009, as additional inducement to the shareholders of Cono Italiano (Delaware) to enter into the Share Exchange Agreements, Lara Mac Inc. agreed to the termination of the Management Services Agreement with Cono Italiano (Nevada) and cancellation of all Cono Italiano (Nevada) shares previously issued to Lara Mac under the Management Services Agreement (242,557 shares of the Company’s common stock as adjusted for the one-for-sixty reverse stock split).

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

Edesia Emprise, LLC

In July of 2008, the Company’s Chief Executive Officer, Mitchell Brown and Ramona Fantini of Pino Gelato formed a manufacturing entity, Edesia Emprise, LLC, to produce and manufacturer the “Cones” used in the Company’s products at a location in Indianapolis Indiana. Mitchell Brown transferred his ownership interests in Edesia Emprise, LLC to his father, Gene Brown, later that month.

On November 11, 2009, Cono Italiano (Delaware) and Edesia Emprise, LLC entered into a Master Manufacturing Agreement. Pursuant to this Master Manufacturing Agreement, Edesia Emprise, LLC will produce the Company’s Pizza Cono product. Cono Italiano (Delaware) has agreed to pay Edesia Emprise, LLC the costs of production plus fifteen percent (15%). This Master Manufacturing Agreement has a five (5) year term and will automatically renew unless cancelled by one of the parties pursuant to its terms. This Master Manufacturing Agreement is exclusive within the United States. Under the Master Manufacturing Agreement, Edesia Emprise, LLC may engage qualified subcontractors throughout its territory for purposes of performing its obligations to the Company. On December 8, 2009, the Company was advised that Edesia Emprise had entered into its first subcontract agreement with Sunrise Baking Acquisition Company, based in Brooklyn, New York. As of December 31, 2012 Edesia’s contract with Sunrise was terminated as well as Edesia’s Master Manufacturing Agreement with Cono Italiano.

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

Item 14. Principal Accountant Fees and Services.

(a) Audit Fees

The aggregate fees of EFP Rotenberg LLP for professional services rendered for the audit of the Company’s annual financial statements for the years ended December 31, 2012 and 2011, totaled $26,900 and $26,560, respectively.

(b) Audit-Related Fees

The aggregate fees billed by EFP Rotenberg LLP for audit related services for the each of the years ended December 31, 2012 and 2011, and which are not disclosed in “Audit Fees” above, were $-0-.

(c) Tax Fees

The aggregate fees billed by EFP Rotenberg LLP for tax compliance for each of the years ended December 31, 2012 and 2011, were $-0-.

(d) All Other Fees

The aggregate fees billed by EFP Rotenberg LLP for services other than those described above, for the years ended December 31, 2012 and 2011, were $-0-.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Exhibit No.	Description of Exhibits

Exhibit 3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on December 17, 2004.

Exhibit 3.2	Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on December 17, 2004.

Exhibit 3.3	Certificate of Amendment to the Articles of Incorporation, dated as of November 11, 2006, incorporated by reference to Exhibit 3.3 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 30, 2006.

Exhibit 3.4	Amendment to the Company’s Bylaws, incorporated by reference to Exhibit 3.4 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 17, 2007.

Exhibit 3.5	Certificate of Amendment to the Articles of Incorporation, dated as of February 11, 2008, incorporated by reference to Exhibit 3.5 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 3.6	Certificate of Amendment to the Articles of Incorporation, dated as of July 31, 2009, incorporated by reference to Exhibit 3.6 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 3.7	Amendment to the Company’s Bylaws, incorporated by reference to Exhibit 3.7 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 3.8	Certificate of Incorporation of Cono Italiano (Delaware) (formerly known as Janex International, Inc.), incorporated by reference to Exhibit 3.8 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 3.9	Certificate of Amendment of Certificate of Incorporation (Cono Italiano (Delaware)), incorporated by reference to Exhibit 3.9 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 3.10	Certificate of Merger of Foreign Corporation into a Domestic Corporation (Cono Italiano (Delaware)), incorporated by reference to Exhibit 3.10 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 3.11	Certificate of Merger of Domestic Corporation and Foreign Limited Liability Company (Cono Italiano (Delaware)), incorporated by reference to Exhibit 3.11 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 3.12	Certificate of Amendment of Certificate of Incorporation (Cono Italiano (Delaware)), incorporated by reference to Exhibit 3.12 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 3.13	Certificate of Amendment of Certificate of Incorporation (Cono Italiano (Delaware)), incorporated by reference to Exhibit 3.13 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 3.14	Certificate of Correction (Cono Italiano (Delaware)), incorporated by reference to Exhibit 3.14 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 3.15	Bylaws, as amended, incorporated by reference to Exhibit 3.15 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 14, 2010.

Exhibit 3.16	Certificate of Amendment of Certificate of Incorporation (Cono Italiano (Delaware)), incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Securities Exchange Commission on February 28, 2012.

Exhibit 10.29	Working Interest Purchase and Sale Agreement, by and between the Company and Wellington Capital Management Inc., dated as of January 29, 2009, incorporated by reference to Exhibit 10.29 to the Company’s Report on Form 10-K, filed with the Securities and Exchange Commission on May 18, 2009.

Exhibit 10.30	Assignment and Assumption Agreement, by and between the Company and DT Crystal Holdings Limited, dated as of January 31, 2009, incorporated by reference to Exhibit 10.30 to the Company’s Report on Form 10-K, filed with the Securities and Exchange Commission on May 18, 2009.

Exhibit 10.31	Convertible Note Agreement, by and between the Company and Wellington Capital Management Inc., dated as of February 2, 2009, incorporated by reference to Exhibit 10.31 to the Company’s Report on Form 10-K, filed with the Securities and Exchange Commission on May 18, 2009.

Exhibit 10.32	Termination of Working Interest Purchase and Sale Agreement, by and between the Company and Wellington Capital Management Inc., dated as of April 28, 2009, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on May 5, 2009.

Exhibit 10.33	Termination and Discharge of Convertible Note Agreement, by and between the Company and Wellington Capital Management Inc., dated as of April 28, 2009, incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on May 5, 2009.

Exhibit 10.34	Mutual Release, by and between the Company and Wellington Capital Management Inc., incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on May 5, 2009.

Exhibit 10.35	Letter of Intent, by and between the Company and Financial Media Net, Inc., dated as of March 25, 2009, incorporated by reference to Exhibit 99.1 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 26, 2009.

Exhibit 10.36	Affiliate Stock Purchase Agreement, dated June 4, 2009, between Gallant Energy International Inc. and Lara Mac Inc., incorporated by reference to Exhibit 99.1 to Lara Mac Inc.’s Schedule 13D, filed with the Securities and Exchange Commission on June 15, 2009.

Exhibit 10.37	Management Services Agreement, by and between the Company and Lara Mac Inc., dated as of June 22, 2009, incorporated by reference to Exhibit 10.37 to the Company’s Report on Form 10-Q, filed with the Securities and Exchange Commission on September 14, 2009.

Exhibit 10.38	Agreement, by and between Kono Italia S.r.l & Spuntibreak S.r.l. DBA Pizza Hands and Cono Italiano LLC, dated as of March 2, 2006, incorporated by reference to Exhibit 10.38 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 10.39	Distribution Agreement, by and between Cono Italiano, Inc. and Pino Gelato, Inc., dated as of July 9, 2008, incorporated by reference to Exhibit 10.39 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 10.40	Amendment to Distribution Agreement, by and between Cono Italiano, Inc. and Pino Gelato, Inc., dated as of July 9, 2008, incorporated by reference to Exhibit 10.40 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 10.41	Employment Agreement, by and between Cono Italiano (Delaware) and Mitchell Brown, dated as of August 1, 2008, incorporated by reference to Exhibit 10.41 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 10.42	Employment Agreement, by and between Cono Italiano (Delaware) and Steve Savage, dated as of August 1, 2008, incorporated by reference to Exhibit 10.42 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 10.43	Employment Agreement, by and between Cono Italiano (Delaware) and Joseph Masselli, dated as of August 1, 2008, incorporated by reference to Exhibit 10.43 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 10.44	Annulment Agreement, by and between Cono Italiano (Delaware) and Mitchell Brown, dated as of August 11, 2009, incorporated by reference to Exhibit 10.44 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 10.45	Annulment Agreement, by and between Cono Italiano (Delaware) and Steve Savage, dated as of August 11, 2009, incorporated by reference to Exhibit 10.43 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 10.46	Annulment Agreement, by and between Cono Italiano (Delaware) and Joseph Masselli, dated as of August 11, 2009, incorporated by reference to Exhibit 10.44 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 10.47	Settlement Agreement and Mutual Release, by and between Dough Bros., Inc., John Allen, Drew Allen, Matt Allen, Edesia Emprise, LLC, Cono Italiano, Inc., Mitchell Brown, John Jacobs and Ramona Fantini, dated as of October 22, 2009, incorporated by reference to Exhibit 10.47 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 10.48	Commitment Agreement, by and between Cono Italiano (Delaware) and Lara Mac Inc., dated as of November 9, 2009, incorporated by reference to Exhibit 10.48 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 10.49	Master Manufacturing Agreement, by and between Cono Italiano (Delaware) and Edesia Emprise, LLC, dated as of November 11, 2009, incorporated by reference to Exhibit 10.49 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 10.50	Form of Share Exchange Agreement, by and between the Company and the shareholders of Cono Italiano (Delaware), incorporated by reference to Exhibit 10.50 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 10.51	Amendment to the Management Services Agreement, by and between Lara Mac Inc., Cono Italiano, Inc. (a Nevada corporation) and Cono Italiano, Inc. (a Delaware corporation), dated as of November 6, 2009, incorporated by reference to Exhibit 10.51 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 10.52	Employment Agreement, by and between the Company and Mitchell Brown, dated as of December 30, 2009, incorporated by reference to Exhibit 10.52 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 14, 2010.

Exhibit 10.53	Employment Agreement, by and between the Company and Joseph Masselli, dated as of December 30, 2009, incorporated by reference to Exhibit 10.53 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 14, 2010.

Exhibit 10.54	Employment Agreement, by and between the Company and Alex Kaminski, dated as of December 30, 2009, incorporated by reference to Exhibit 10.54 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 14, 2010.

Exhibit 10.55	Employment Agreement, by and between the Company and Steve Savage, dated as of December 30, 2009, incorporated by reference to Exhibit 10.55 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 14, 2010.

Exhibit 10.56	Convertible Promissory Note issued by Cono Italiano (Delaware) on December 28, 2007, incorporated by reference to Exhibit 10.56 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 14, 2010.

Exhibit 10.57	Convertible Promissory Note re-issued by Cono Italiano (Delaware) on January 31, 2008, incorporated by reference to Exhibit 10.57 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 14, 2010.

Exhibit 10.58	Amendment to Convertible Promissory Note, dated as of October 22, 2009, incorporated by reference to Exhibit 10.58 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 14, 2010.

Exhibit 10.59	Manufacturing Agreement, by and between Interstate Caterers and the Company, dated as of August 2010, incorporated by reference to Exhibit 10.59 to the Company’s Report on Form 10-Q, filed with the Securities and Exchange Commission on November 15, 2010.

Exhibit 10.60	Consulting Agreement, by and between the Dettman Group, LLC and the Company, dated as of September 15, 2010, incorporated by reference to Exhibit 10.59 to the Company’s Report on Form 10-Q, filed with the Securities and Exchange Commission on November 15, 2010.

Exhibit 10.61	Manufacturing Agreement by and between the Company and Interstate Caterers, dated as of September 7, 2011.

Exhibit 10.62	Security Agreement by and between the Company and TCA Global Credit Master Fund, LP dated as of February 27, 2012.

Exhibit 10.63	Convertible Promissory Note by and between the Company and TCA Global Credit Master Fund, LP dated as of February 27, 2012.

Exhibit 10.64	Committed Equity Facility Agreement by and between the Company and TCA Global Master Credit Fund, LP dated as of February 27, 2012.

Exhibit 10.65	Registration Rights Agreement by and between the Company and TCA Global Master Credit Fund, LP dated as of February 27, 2012.

Exhibit 14.3	Audit Committee Charter, incorporated by reference to Exhibit 14.3 to the Company’s Report on Form 10-QSB, filed with the Securities and Exchange Commission on October 23, 2006.

Exhibit 14.4	Whistleblower Procedures Policy, incorporated by reference to Exhibit 14.4 to the Company’s Report on Form 10-QSB, filed with the Securities and Exchange Commission on October 23, 2006.

Exhibit 14.5	Governance Charter, incorporated by reference to Exhibit 14.5 to the Company’s Report on Form 10-QSB, filed with the Securities and Exchange Commission on October 23, 2006.

Exhibit 14.6	Compensation Charter, incorporated by reference to Exhibit 14.6 to the Company’s Report on Form 10-QSB, filed with the Securities and Exchange Commission on October 23, 2006.

Exhibit 21	List of Subsidiaries.

Exhibit 31.1	Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 32 .1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 32 .2	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONO ITALIANO, INC.

Date: April 16, 2013	By:	/s/ Mitchell Brown
Name: /s/ Mitchell Brown
Title: Chief Executive Officer
(Principal Executive Officer)

Date: April 16, 2013	By:	/s/ Alex J. Kaminski
Name: /s/ Alex J. Kaminski
Title: Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BY OR ON BEHALF OF THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

Name	Title	Date

/s/ Mitchell Brown	Chief Executive Officer (Principal Executive Officer),	April 16, 2013
Mitchell Brown	Director
/s/ Alex J. Kaminski	Chief Financial Officer (Principal Financial Officer)	April 16, 2013
Alex J. Kaminski	(Principal Accounting Officer), Treasurer, Director
/s/ Steve Savage	Secretary, Director	April 16, 2013
Steve Savage
/s/ Scott Smith	Director	April 16, 2013
Scott Smith

CONO ITALIANO, INC.

(A DEVELOPMENT STAGE COMPANY)

(A NEVADA CORPORATION)

Keyport, New Jersey

FINANCIAL REPORTS
AT
December 31, 2012

CONO ITALIANO, INC.

(A DEVELOMENT STAGE COMPANY)

(A NEVADA Corporation)

Keyport, New Jersey

TABLE OF CONTENTS	Page

Consolidated Balance Sheets at December 31, 2012 and 2011	F-2

Consolidated Statements of Changes in Stockholders’ Deficit for the Period from Date of Inception (March 2, 2006) Through December 31, 2012	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2012 and 2011 and the Period from Inception (March 2, 2006) Through December 31, 2012	F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011 and the Period from Inception (March 2, 2006) Through December 31, 2012	F-5

Notes to Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Cono Italiano, Inc.

We have audited the accompanying consolidated balance sheets of Cono Italiano, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2012 and for the period since inception (March 2, 2006) through December 31, 2012. Cono Italiano, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cono Italiano, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012 and for the period since inception (March 2, 2006) through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note H to the consolidated financial statements. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note H. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP

Rochester, New York

April 16, 2013

CONO ITALIANO, INC.
(A DEVELOPMENT STAGE COMPANY)
(A NEVADA CORPORATION)
Keyport, New Jersey

CONSOLIDATED BALANCE SHEETS

December 31,	2012	2011

ASSETS
Cash and Cash Equivalents	$30,562	$—
Accounts Receivable, Net of Allowance for Doubtful Accounts	2,465	—
Due from Related Party	16,937	11,937
Prepaid Expenses	66,000	21,000
Deferred Equity Financing Costs	84,591	—
Deferred Note Payable Issuance Costs - Net of Accumulated Amortization	6,521	—

Total Current Assets	207,076	32,937

Property and Equipment - Net of Accumulated Depreciation	167,537	148,087

Total Assets	$374,613	$181,024

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Bank Overdraft	$—	$3,348
Accounts Payable	135,508	135,508
Accrued Expenses	126,206	54,713
Accrued Legal Expense	199,269	187,525
Accrued Interest - Officer	59,834	52,746
Accrued Compensation - Officers	225,000	—
Note Payable	67,228	60,905
Convertible Note Payable, Net	247,807	—
Due to Officer	767,317	724,975

Total Liabilities	1,828,169	1,219,720

Stockholders’ Deficit
Common Stock - $.001 Par; 150,000,000 Shares Authorized, 107,233,087 and 99,234,988 Shares Issued and Outstanding	107,233	99,235
Common Stock Subscribed	—	526
Additional Paid-In-Capital	1,406,125	1,131,939
Deficit Accumulated During Development Stage	(2,966,914)	(2,270,396)

Total Stockholders’ Deficit	(1,453,556)	(1,038,696)

Total Liabilities and Stockholders’ Deficit	$374,613	$181,024

The accompanying notes are an integral part of these financial statements.

CONO ITALIANO, INC.
(A DEVELOPMENT STAGE COMPANY)
(A NEVADA CORPORATION)
Keyport, New Jersey

CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT FOR THE PERIOD FROM DATE OF INCEPTION (MARCH 2, 2006) THROUGH DECEMBER 31, 2012

					Deficit
	Common Stock		Common	Additional	Accumulated	Total
	$ .001 Par		Stock	Paid-In	During	Stockholders’
	Shares	Amount	Subscribed	Capital	Development Stage	Deficit

Balance - March 2, 2006	—	$—	$—	$—	$—	$—

Common Stock Issued for Contribution of License Rights and Equipment	6,000,000	6,000	—	159,000	—	165,000

Net Loss	—	—	—	—	—	—

Balance - December 31, 2006	6,000,000	6,000	—	159,000	—	165,000

Net Loss	—	—	—	—	(50,290)	(50,290)

Balance - December 31, 2007	6,000,000	6,000	—	159,000	(50,290)	114,710

Additional Paid-In-Capital - Deemed Distribution	—	—	—	(312,000)	—	(312,000)

Common Stock Issued to Prior Owners	3,000,000	3,000	—	54,000	—	57,000

Common Stock Issued in Exchange for Services	44,250,000	44,250	—	434,494	—	478,744

Net Loss	—	—	—	—	(929,795)	(929,795)

Balance - December 31, 2008	53,250,000	53,250	—	335,494	(980,085)	(591,341)

Common Stock Issued in Exchange for Services	7,616,428	7,616	—	178,777	—	186,393

Common Stock Issued for Cash	262,000	262	—	64,608	—	64,870

Common Stock Issued for Related Party Expense	500,000	500	—	69,500	—	70,000

Acquisition of Shell (1)	242,560	243	—	(272,946)	—	(272,703)

Common Stock Issued to Relieve Accounts Payable	10,000	10	—	3,490	—	3,500

Common Stock Issued for Note Payable Conversion	18,000,000	18,000	—	—	—	18,000

Net Loss	—	—	—	—	(437,325)	(437,325)

Balance - December 31, 2009	79,880,988	79,881	—	378,923	(1,417,410)	(958,606)

Common Stock Issued for Note Payable Conversion	2,000,000	2,000	—	182,547	—	184,547

Common Stock Issued in Exchange for Services	10,000,000	10,000	—	83,880	—	93,880

Common Stock Issued - Licensing Agreement	125,000	125	—	75,691	—	75,816

Net Loss	—	—	—	—	(348,521)	(348,521)

Balance - December 31, 2010	92,005,988	92,006	—	721,041	(1,765,931)	(952,884)

Common Stock Issued to Prior Owners	3,184,000	3,184	—	90,336	—	93,520

Common Stock Issued in Exchange for Services	3,325,000	3,325	—	152,924	—	156,249

Common Stock Cancelled	(3,280,000)	(3,280)	—	(27,836)	—	(31,116)

Stock Subscription, Net of Cash Proceeds Received	4,000,000	4,000	526	195,474	—	200,000

Net Loss	—	—	—	—	(504,465)	(504,465)

Balance - December 31, 2011	99,234,988	99,235	526	1,131,939	(2,270,396)	(1,038,696)

Common Stock Issued for Cash	2,000,000	2,000	—	73,000	—	75,000

Common Stock Issued in Exchange for Services	4,100,000	4,100	—	136,900	—	141,000

Common Stock Issued in Exchange for Equity Financing	998,099	998	—	51,502	—	52,500

Stock Subscription Issuance	900,000	900	(526)	(374)	—	—

Discount on Convertible Note Payable	—	—	—	13,158	—	13,158

Net Loss	—	—	—	—	(696,518)	(696,518)

Balance - December 31, 2012	107,233,087	$107,233	$—	$1,406,125	$(2,966,914)	$(1,453,556)

The accompanying notes are an integral part of these financial statements.

CONO ITALIANO, INC.
(A DEVELOPMENT STAGE COMPANY)
(A NEVADA CORPORATION)
Keyport, New Jersey

CONSOLIDATED STATEMENTS OF OPERATIONS

			Period From
			Date of Inception
			(March 2, 2006)
			Through
For the Years Ended December 31,	2012	2011	December 31, 2012

Sales	$122,985	$—	$156,979

Cost of Sales	117,913	—	127,036

Gross Profit	5,072	—	29,943

Expenses
Selling and Direct	160,727	166,610	512,207
Compensation Expense	225,000	—	645,005
General and Administrative	199,327	314,445	1,417,371
Depreciation Expense	63,795	8,665	174,019
Interest Expense	50,005	14,745	118,214
Loss on Impairment of License Right	—	—	130,505
Loss (Gain) on Disposal of Assets	2,736	—	(464)

Total Expenses	701,590	504,465	2,996,857

Net Loss	$(696,518)	$(504,465)	$(2,966,914)

Loss per Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.05)

Weighted Average Common Shares Outstanding	102,602,287	94,626,385	56,934,407

The accompanying notes are an integral part of these financial statements.

CONO ITALIANO, INC.
(A DEVELOPMENT STAGE COMPANY)
(A NEVADA CORPORATION)
Keyport, New Jersey

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period From
			Date of Inception
			(March 2, 2006)
			Through
For the Years Ended December 31,	2012	2011	December 31, 2012

Cash Flows from Operating Activities

Net Loss	$(696,518)	$(504,465)	$(2,966,914)

Adjustments to Reconcile Net Loss to Net Cash Flows from Operating Activities:
Amortization of Deferred Note Payable Issuance Costs	32,604	—	52,098
Amortization of Debt Discount	10,963	—	10,963
Bad Debts	2,440	—	2,440
Depreciation	63,795	8,665	110,224
Common Stock Issued in Exchange for Services	141,000	147,850	941,823
Expense to Prior Owners	—	93,520	350,520
Gain on Sale of Assets	—	—	(3,200)
Loss on Impairment of License Right	—	—	130,505
Loss on Disposal of Assets	2,736	—	2,736
Common Stock Issued in Lieu of Rent Expense	—	36,000	36,000
Changes in Assets and Liabilities:
Accounts Receivable	(4,905)	—	(4,905)
Prepaid Expenses	(45,000)	40,510	(18,672)
Accounts Payable	—	—	(24,458)
Accrued Expenses	14,402	1,247	69,115
Accrued Compensation - Officers	225,000	—	225,000
Accrued Legal Expense	11,744	5,482	137,105
Accrued Interest	38,413	14,745	106,623
Deferred Revenues	—	—	75,818

Net Cash Flows Used In Operating Activities	(203,326)	(156,446)	(767,179)

Cash Flows from Investing Activities
Proceeds from Sale of Asset	—	—	5,000
Acquisition of Cash in Reorganization	—	—	916
Purchase of Property and Equipment	(85,981)	(144,517)	(267,300)

Net Cash Flows Used In Investing Activities	(85,981)	(144,517)	(261,384)

Cash Flows from Financing Activities
Bank Overdraft	(3,348)	3,348	—
Cash Proceeds from Issuance of Debt	27,698	—	27,698
Repayment of Debt	(27,698)	—	(27,698)
Cash Proceeds from Convertible Note Payable	250,000	—	250,000
Cash Paid for Issuance of Deferred Note Payable	(34,125)	—	(34,125)
Cash Proceeds from Sale of Stock	75,000	200,000	339,870
Cash Received (Paid to) from Related Party - Net	(10,000)	67,000	48,063
Due to Officer - Net	42,342	29,950	455,317

Net Cash Flows Used In Financing Activities	319,869	300,298	1,059,125

Net Change in Cash and Cash Equivalents	30,562	(665)	30,562

Cash and Cash Equivalents - Beginning of Year	—	665	—

Cash and Cash Equivalents - End of Year	$30,562	$—	$30,562

Supplemental Non-Cash Investing and Financing Activities:
Acquisition of Accounts Payable in Reorganization	$—	$—	$210,132
Acquisition of Notes Payable in Reorganization	$—	$—	$47,988
Deemed Distribution	$—	$—	$312,000
Expenses Paid by Related Party	$5,000	$—	$5,000
Common Stock Issued (Retired) for Prepaid Expenses	$—	$—	$105,828
Common Stock Issued to Relieve Accounts Payable	$—	$—	$3,500
Common Stock Issued for Note Payable Conversion	$—	$—	$202,547
Common Stock Issued for Related Party Payable	$—	$—	$70,000

Cash Paid During the Year for:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

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

Scope of Business

The Company is licensed to distribute an innovative food product - a cone-shaped pizza called “Pizza Cono.” The product will be distributed into fast food market establishments which include typical fast food chains, supermarkets, convenience stores, entertainment facilities, and sports arenas. The Company’s focus will be the sale and management of licensing and distribution agreements with customers.

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

Accounts Receivable

Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Customer accounts over 90 days old are considered delinquent. The carrying amount of accounts receivable are reduced by an allowance for doubtful accounts that reflects our Company’s best estimate of the amounts that will not be collected.

- continued -

CONO ITALIANO, INC.

(A DEVELOPMENT STAGE COMPANY)

(A NEVADA CORPORATION)

Keyport, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note B	-	Summary of Significant Accounting Policies – continued

Accounts Receivable - continued

The Company reviews outstanding accounts and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. The Company provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of the individual accounts. Balances that are still outstanding after reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. The Company has assessed accounts receivable and determined that a reserve is necessary and at December 31, 2012 and 2011, the allowance for doubtful accounts was $2,440 and $-0-, respectively.

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

Customer Concentrations

One customer accounted for approximately $68,655 or 55%, while another customer accounted for $16,507 or 13% of net sales for the year ended December 31, 2012. Various other customers accounted for the remaining sales of $37,823 or 32%. All transactions were in United States dollars. There were no transaction gains or losses associated with sales transactions.

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

- continued -

CONO ITALIANO, INC.

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

In a loss year, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive. At December 31, 2012, there were 4,651,395 shares that could dilute future earnings.

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

CONO ITALIANO, INC.

(A DEVELOPMENT STAGE COMPANY)

(A NEVADA CORPORATION)

Keyport, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note D	-	Property and Equipment

Property and equipment consisted of the following:

December 31,	2012	2011

Machinery and Equipment	$261,150	$190,168
Office Equipment	2,398	2,398
	$263,548	$192,566
Less: Accumulated Depreciation	96,011	44,479

Net Property and Equipment	$167,537	$148,087

Depreciation expense for the years ended December 31, 2012 and 2011 was $63,795 and $8,665, respectively.

Note E	-	Deferred Note Payable Issuance Costs

Deferred note payable issuance costs associated with the convertible promissory note consisted of the following:

December 31,	2012	2011

Deferred Note Payable Issuance Costs	$39,125	$––
Less: Accumulated Amortization	32,604	––

Net Deferred Note Payable Issuance Costs	$6,521	$––

Amortization expense for the years ended December 31, 2012 and 2011 was $32,604 and $-0-, respectively.

Note F	-	Related Party Transactions

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

- continued -

CONO ITALIANO, INC.

(A DEVELOPMENT STAGE COMPANY)

(A NEVADA CORPORATION)

Keyport, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note F	-	Related Party Transactions – continued

The advances are non-interest bearing and is due upon demand. Due from related party consists of the following:

December 31,	2012	2011

Edesia Emprise, LLC	$16,937	$11,937

On November 11, 2009, Cono Italiano (Delaware) and Edesia Emprise, LLC entered into a Master Manufacturing Agreement. Pursuant to this Master Manufacturing Agreement, Edesia Emprise, LLC will produce the Company’s Pizza Cono product. Cono Italiano (Delaware) has agreed to pay Edesia Emprise, LLC the costs of production plus fifteen percent (15%). This Master Manufacturing Agreement has a five (5) year term and will automatically renew unless cancelled by one of the parties pursuant to its terms. Edesia Emprise, LLC may either produce this product directly or through a subcontractor. As of December 31, 2012 this contract was terminated.

In November 2009, Edesia Emprise, LLC has entered into a subcontract agreement with Sunrise Bakery, located in Brooklyn, New York, to produce the cones for the Pizza Cono product on behalf of Edesia Emprise, LLC. As of December 31, 2012 this contract was terminated.

For the year ended December 31, 2012, Edesia Emprise was reimbursed expenses paid on behalf of the Company in the amount of $25,000 and Edesia transferred $20,000 to the Company for the future purchase of a piece of equipment.

Due to Officer

Certain disbursements of the Company have been paid by an officer of the Company. The balance at December 31, 2012 and 2011 was $767,317 and $724,975, respectively. There are no established repayment terms. For the years ended December 31, 2012 and December 31, 2011, the Company has imputed interest at the applicable federal rate of 0.95% and 1.27%, respectively. Accrued interest was $59,834 and $52,746, at December 31, 2012 and December 31, 2011, respectively.

Note G	-	Accrued Legal Expense

Accrued legal expense consists of legal services rendered to the Company in the ordinary course of business including SEC filings and the reverse merger. Accrued legal expense at December 31, 2012 and December 31, 2011 was $199,269 and $187,525, respectively.

Note H	-	Note Payable

The Company has a note payable to DT Crystal Limited accruing interest at 10% annually which is due upon demand. The note is convertible at option of the holder into restricted stock of Cono (Nevada). At December 31, 2012 and December 31, 2011 note payable to DT Crystal was $67,228 and $60,905, respectively. Interest expense for the years ended December 31, 2012 and 2011 was $6,323 and $5,728, respectively.

CONO ITALIANO, INC.

(A DEVELOPMENT STAGE COMPANY)

(A NEVADA CORPORATION)

Keyport, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note I	-	Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations. As a result, there is an accumulated deficit of $2,966,914 at December 31, 2012.

The Company’s continued existence is dependent upon its ability to raise capital. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note J	-	Employment Contracts

On December 30, 2009 the Company entered into employment agreements with each of the officers serving the Company. The employment agreements contained the following provisions: (i) two-year terms with automatic renewal provisions unless notice is given by either party 30 days prior to renewal; (ii) commitment of a substantial portion of their professional time to the Company, consisting of 75% of their time for Mitchell Brown and 60% of their time for each of Alex Kaminski and Steve Savage; and (iii) and additional customary employment agreement terms and conditions. The officers have agreed that they will not receive any compensation for their services to the Company prior to January 1, 2012. At December 31, 2012 accrued compensation was $225,000. The compensation of the officers has been set as follows:

Annual
Officer	Salary
Mitchell Brown, Chief Executive Officer	$125,000
Alex Kaminski, Chief Financial Officer and Treasurer	$50,000
Steve Savage, Secretary	$50,000

It has been agreed by the Company, Mr. Smith, a director and Mr. Kaminski that pursuant to separate stock option agreements, Mr. Smith will be granted options to purchase 2,000,000 shares of the Company’s common stock at $.01 per share and Mr. Kaminski will be granted options to purchase 1,500,000 shares of the Company’s common stock at $.01 per share. These options will vest in one year and will expire in three years. As of December 31, 2012, the stock agreements have not been executed, therefore the options have not been granted.

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

- continued -

CONO ITALIANO, INC.

(A DEVELOPMENT STAGE COMPANY)

(A NEVADA CORPORATION)

Keyport, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note K	-	Income Taxes – continued

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. The Company incurred net losses in the year ending December 31, 2012 and 2011 and therefore, has no tax liability. The deferred tax asset generated by the carry-forward is approximately $1,184,985 at December 31, 2012. The deferred tax asset will expire in the years 2026 through 2032.

Components of deferred tax assets at December 31, 2012 are as follows:

Deferred Tax Asset:

Net Operating Loss Carry-Forwards	$1,184,985

Valuation Allowance	1,184,985

Net Deferred Tax Asset	$––

A full valuation allowance has been established against the deferred tax assets for the years ended December 31, 2012 and 2011 as utilization of the loss carry forwards and realization of other deferred tax assets cannot be reasonably assured.

The Company has adopted ASC 740-10 “Income Taxes”. As a result of the assessment the Company has recognized no material tax adjustments to the unrecognized tax benefits. At the adoption date of January 1, 2008 and as of December 31, 2012, the Company has no unrecognized tax benefits. The reconciliation of the effective income tax rate of the Company to the statutory income tax rate for the fiscal year ended on December 31, 2012 and 2011 is as follows:

	2012	2011

Federal Income Tax Rate	34%	31%

State Income Tax Rate	9%	9%

Increase in Valuation Allowance	(43%)	(40%)

Effective Tax Rate	0%	0%

Note L	-	Security Agreement

On February 27, 2012, the Company entered into a security agreement with TCA Global Credit Master Fund, LP, a Cayman Islands limited partnership related to a $250,000 convertible promissory note issued by the Company in favor of TCA to acquire equipment and for operational expenses. The Security Agreement grants to TCA a continuing, first priority security interest in all of the Company’s assets, wheresoever located and whether now existing or hereafter arising or acquired.

- continued -

CONO ITALIANO, INC.

(A DEVELOPMENT STAGE COMPANY)

(A NEVADA CORPORATION)

Keyport, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note L	-	Security Agreement – continued

On February 27, 2012, the Company issued the Convertible Note in favor of TCA. The maturity date of the Convertible Note is February 27, 2013, and the Convertible Note bears interest at a rate of twelve percent (12%) per annum. Interest will accrue monthly but is due and payable upon maturity date of note. The Convertible Note is convertible into shares of the Company’s common stock at a price equal to ninety-five percent (95%) of the lowest daily volume weighted average price of the Company’s common stock during the five (5) trading days immediately prior to the date of conversion. The Convertible Note may be prepaid in whole or in part at the Company’s option without penalty. As of the date of this report, the convertible note has not been repaid, but the Company is negotiating a resolution.

The above Convertible Note contains a beneficial conversion feature recorded as a debt discount in the amount of $13,157 which will be expensed to interest expense over the term of the note. For the year ended December 31, 2012, $10,963 was expensed to interest expense resulting in a remaining debt discount of $2,193 and note value, net of debt discount, of $247,807 at December 31, 2012. Accrued interest for the year ended December 31, 2012 was $25,000.

On February 27, 2012, the Company entered into the Equity Agreement with TCA. Pursuant to the terms of the Equity Agreement, for a period of twenty-four (24) months commencing on the date of effectiveness of a Registration Statement, TCA shall commit to purchase up to $1,500,000 of the Company’s common stock, par value $0.001 per share. The purchase price of the Shares under the Equity Agreement is equal to ninety-five percent (95%) of the lowest daily volume weighted average price of the Company’s common stock during the five (5) consecutive trading days after the Company delivers to TCA an Advance notice in writing requiring TCA to advance funds to the Company, subject to the terms of the Equity Agreement. At December 31, 2012, no shares had been purchased.

As further consideration for TCA entering into and structuring the Equity Facility, the Company paid to TCA a fee by issuing to TCA that number of shares of the Company’s common stock that equal a dollar amount of fifty-two thousand and five hundred dollars ($52,500) (the “Facility Fee Shares”). It is the intention of the Company and TCA that the value of the Facility Fee Shares shall equal $52,500. In the event the value of the Facility Fee Shares issued to TCA does not equal $52,500 after a nine month evaluation date, the Equity Agreement provides for an adjustment provision allowing for necessary action (either the issuance of additional shares to TCA or the return of shares previously issued to TCA to the Company’s treasury) to adjust the number of Facility Fee Shares issued. As of December 31, 2012, 998,099 shares of common stock have been issued as consideration for the Equity Facility fee. The nine month analysis concluded that the Company owes TCA 1,317,508 common shares in the amount equal to $32,091. A total of $84,591 is included in Deferred Equity Financing Costs at December 31, 2012 which will be netted against proceeds when shares are purchased pursuant to the Equity Agreement.

CONO ITALIANO, INC.

(A DEVELOPMENT STAGE COMPANY)

(A NEVADA CORPORATION)

Keyport, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note M	-	Other Matters

On November 6, 2009, Cono Italiano (Delaware) entered into a Commitment Letter, pursuant to which, one of the Company’s shareholders, Lara Mac has agreed to provide financing to Cono Italiano, Inc., with such funds as the Company’s Board of Directors shall deem to be sufficient to maintain the Company’s ordinary course of business operations (the “Commitment Amount”). We may draw on the Commitment Amount in monthly tranches in accordance with our operating requirements as set forth in our business plan. The available Commitment Amount will be reduced by the aggregate cash proceeds received by the Company which are derived from the issuance of any equity securities and Company gross revenues. Draws on the Commitment Amount will be made on terms of unsecured notes, with interest set on each note as of the date of the draw at prime rate plus two percent per annum. The notes will mature and become repayable thirty calendar days after demand.

The Company will give Lara Mac customary representations and warranties regarding the good standing of our Company and status of progress in respect of our Company business plan prior to each draw on the Commitment Amount, and we will provide certifications and covenants regarding use of proceeds of each draw, which will be in customary forms reasonably requested by Lara Mac as determined by reference to similar lenders making similar loans to similar companies. Lara Mac will not be required to make any loans under the Commitment Amount to us if we are unable to make the representations, warranties, certifications or covenants, or if we are in breach of any previously given representations, warranties, certifications or covenants. If we breach any of the notes, the default rate will be 15% per annum and Lara Mac may seek recourse against our company for repayment of all of the notes. As of December 31, 2012, the agreement was still in effect and no funds have been borrowed.

On August 1, 2010, Cono Italiano (Delaware) entered into a manufacturing agreement with Interstate Caterers for the purposes of manufacturing, producing and distributing “pizza cono”. The term of the agreement shall continue in force and effect unless terminated by either party. Cono will lease to Interstate equipment required for the manufacture of the product for $1 per year. All equipment will remain the property of Cono and upon termination of the agreement be returned to Cono by Interstate. In addition to this agreement Cono issued 100,000 shares of common stock to the 2 sole stockholders of Interstate in exchange for the use of Interstate’s facility for 1 (one) year at an approximate value of $36,000 for the calendar year 2011, included in prepaid expenses. For the year ended December 31, 2012 and 2011, $-0- and $36,000 has been expensed to rent, respectively. This agreement was superseded in September 2011 by another agreement with Interstate Caterers (See below).

On July 11, 2011 the Company signed a subscription agreement with an individual to purchase 4,525,640 shares of the Company’s common stock in four (4) installments of $50,000 each, totaling $200,000. As of December 31, 2011 all of the four installments had been received totaling $200,000. The Company has issued 4,000,000 shares of the 4,525,640 that were to be issued. 525,640 shares of common stock are due to the individual for his investment, therefore, common stock subscribed is $526 at December 31, 2011. During the year ended December 31, 2012 the Company issued the individual the 525,640 shares due him under the subscription agreement and in accordance with this agreement since the individual was entitled to 4.9% of the outstanding shares of the Company at the date of the final issuance the individual received an additional 374,360 shares of common stock.

- continued -

CONO ITALIANO, INC.

(A DEVELOPMENT STAGE COMPANY)

(A NEVADA CORPORATION)

Keyport, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note M	-	Other Matters – continued

On September 7, 2011 the Company entered into a manufacturing agreement with Interstate Caterers for the purposes of manufacturing, producing and distributing “pizza cono”. As consideration for Interstate entering into the agreement, the Company agreed to issue 3,500,000 shares of its restricted common stock upon the execution of the agreement. As of December 31, 2012 the stock had been issued. As consideration for Interstate’s services under the agreement, Interstate will receive seventy percent (70%) of the difference between the sales price for the product less direct manufacturing costs for such product, regardless of whether the Company or Interstate initiated the sales of such product. In addition, the Company will lease to Interstate certain equipment to be used in the manufacture of the Cono products for $1.00 per year. For the year ended December 31, 2012 the Company and Interstate have modified the consideration portion of what Interstate will receive. Interstate has agreed to forgo the 70% difference since sales of the product are in the initial phase in order to help the Company promote the product.

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

Note N	-	Subsequent Events

As of the date of this report, the Company has not paid TCA the principal and accrued interest that was due on their convertible note on February 27, 2013. Due to circumstances surrounding the financing, the Company is in negotiations to fulfill their obligation.

