Form 10-K/A
period 2012-12-31
Cono Italiano, Inc.
filed 2013-05-10
CIK 1307701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

The purpose of this Amendment No. 1 (this “Amendment”) to Cono Italiano, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on April 16, 2013 (the “Form 10-K”), is (i) to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T; (ii) to correct certain scrivener’s errors and other disclosures within the Annual Report; and (iii) include Exhibit 10.66, filed herewith.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

Cono Italiano is licensed to distribute a food product called the “Pizza Cono.” This Pizza Cone is designed to be a drip free, spill free cone-shaped pizza made of a proprietary dough and filled with freshly selected ingredients. The Company intends that the Pizza Cone will be distributed through the fast food market (the fast food market is generally defined as restaurants selling food and drinks for immediate consumption either on the premises in designated eating areas, or for consumption elsewhere). The Pizza Cone will be distributed to quick-service restaurants, take aways, mobile and street vendors, and leisure locations. These establishments include typical fast food chains, supermarkets, convenience stores, entertainment facilities and sports arenas. In addition, the Pizza Cone is sold at stores that sell frozen packaged products for use at home.

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

The Company entered into a manufacturing and partnership agreement with Interstate Caterers (“Interstate”) located in South Plainfield, New Jersey. Interstate will manufacture all products related to Cono Italiano in their state of the art, newly constructed facility, which complies with United States Department of Agriculture regulations. Cono will provide certain manufacturing equipment to Interstate to include ovens,proprietary machines to package and manufacture Pizza Cono and Empanadas. The revenue will be shared based on net profit after all expenses. Interstate will receive 3.5 million shares restricted for up to a 5-year period. This agreement can be modified at any given time to ensure all revenue and profits are being shared accordingly and equally.

The Company’s pizza cones and empanadas are being sold in the hot food and fresh food departments of several Shop Rite stores. Such products are ordered on a weekly basis, as the Company awaits approval for all Shop Rite stores to offer these products.

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

Raw Materials

The raw materials used in production of the Pizza Cones include readily available food products which are purchased in bulk by third party contract bakers. All raw materials are supplied by the third party contract bakers pursuant.

Compliance with Government Regulations

At the present time, Cono Italiano does not need and has not requested government approval on any products and services. Cono Italiano and its third party contract bakers are responsible for operation of production facilities which make our Pizza Cones and fillings, and they are subject to various federal state, and local laws, including various health sanitation, fire, and safety standards and may be subject to licensing and regulations by a number of governmental authorities.

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

Our Chief Executive Officer, Mr. Mitchell Brown, owns directly 30,100,000 shares of the Company’s common stock directly, and has sole voting power and sole power of disposition over all 6,000,000 shares of the Company’s common stock owned by Lara Mac Inc. Thus Mr. Brown controls the voting of approximately 32.82% of our issued and outstanding shares. This concentration of ownership and control could discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, or could otherwise delay or prevent a change in control transaction or other business combination, which could in turn have an adverse effect on the market price of our common shares. As long as this concentration of ownership persists, it is unlikely that any other holder or group of holders of our common shares will be able to affect the way we are managed or the direction of our business. The interests of the control group of shareholders could conflict with the interests of other shareholders. In addition, we may adopt amendments to our organizational documents and applicable state law which have anti-takeover provisions that could delay or prevent a change in control of our company.

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

As of April 12, 2013, we had 110,002,165 shares of our common stock issued and outstanding. We are authorized to issue up to 150,000,000 shares of common stock. Our Board may authorize the issuance of additional common or preferred shares under applicable state law without shareholder approval. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with the hiring of personnel, future acquisitions, future private placements of our securities for capital raising purposes or for other business purposes. Future sales of substantial amounts of our common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock. If we need to raise additional capital to expand or continue operations, it may be necessary for us to issue additional equity or convertible debt securities. If we issue equity or convertible debt securities, the net tangible book value per share may decrease, the percentage ownership of our current stockholders may be diluted and such equity securities may have rights, preferences or privileges senior or more advantageous to our common stockholders.

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

(b) Holders

As of April 12, 2013, there were 110,002,865 shares of our common stock issued and outstanding held by approximately 43 holders of record.

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

As of December 31, 2012, Cono Italiano (Delaware) had$30,562 in cash and cash equivalents, as compared to $0 for the same period in 2011. The main source of the Company’s cash has been loans from an officer, acquisition of debt and the sales of product. Our Chief Executive Officer, Mitchell Brown, was owed $767,317 as of December 31, 2012, which total loan amount increased from $724,975 at December 31, 2011. The Company also received cash proceeds from acquisition of a convertible note payable during the year ended December 31, 2012. As of December 31, 2012 the total convertible note payable was $247,807 compared to $-0- at December 31, 2011.

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

As of December 31, 2012, we had a working capital deficit of $(1,621,093), as compared to a working capital deficit of $(1,186,783) as of December 31, 2011, an increase of $(434,310). Factors contributing to the increase in this deficit include the purchase of additional manufacturing equipment, issuance of debt and increase in accrued compensation.

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

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements are contained in pages F-1 through F-17 which appear at the end of this Report.

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

Summary Compensation Table

Name and Principal Position	Year (1)(2)	Salary ($)	Stock Awards ($)	Total

Mitchell Brown, Chief Executive Officer and	2012	125,000	0	125,000
Director (3)	2011	0	0	0
	2010	0	0	0

Joseph Masselli, former President	2012	-	-	-
Chief Operating Officer and former Director (3)(4)	2011	0	0	0
	2010	0	0	0

Alex J. Kaminski, Chief Financial Officer,	2012	50,000	0	50,000
Treasurer and Director (3)	2011	0	0	0
	2010	0	0	0

Steve Savage, Secretary and Director (3)	2012	50,000	0	50,000
	2011	0	0	0
	2010	0	0	0
Officers serving the Company prior to the acquisition of Cono Italiano (Delaware):
James Pak Chiu Leung former CEO,	2010	0	0	0
former President, former Director

(1)	No officers earned over $100,000 in any of the three preceding fiscal years, other than as set forth above.
(2)	The Company’s fiscal year previously ended on January 31. The Company changed its fiscal year-end from November 30, 2006 to January 31, 2007, and on November 12, 2009 the Company changed its fiscal year end to December 31st. The 2010 and 2009 fiscal years for Mitchell Brown, Joseph Masselli, Alex J. Kaminski and Steve Savage refer to the fiscal years ended December 31, 2010 and December 31, 2009. The 2009 fiscal year for Mr. Leung, Mr. Clarke and Mr. St-Pierre refer to the fiscal years ended January 31, 2009. These individuals were not compensated thereafter.

(3)	To date, each of Mitchell Brown, Joseph Masselli, Alex J. Kaminski and Steve Savage have not been paid cash compensation by either the Company or Cono Italiano (Delaware).
(4)	On January 28, 2011, Mr. Masselli was relieved of his position as the Company’s President and Chief Operating Officer. On March 15, 2011 Mr. Masselli’s service as a member of the Company’s Board of Directors terminated.

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

Name and Address of Beneficial Owner	Shares	Options/ Warrants (1)	Total (1)	Percentage of Shares Outstanding (1)

Five Percent Stockholders
Lara Mac Inc.(2)	6,000,000	0	6,000,000	5.45%
Executive Officers and Directors
Mitchell Brown, Chief Executive Officer and Director (2)	30,100,000	0	30,100,000	27.36%
Alex J. Kaminski, Chief Financial Officer, Treasurer and Director	100,000	0	100,000	*
Steve Savage, Secretary and Director	100,000	0	100,000	*
Scott Smith, Director	100,000	0	100,000	*
All officers and directors as group (4 persons)	36,400,000	0	36,400,000	33.09%

* Less than 1%.

The mailing address for each of the officers and directors is Cono Italiano, Inc., 10 Main Street, Keyport NJ 07735.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Exhibit No.	Description of Exhibits

Exhibit 3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on December 17, 2004.

Exhibit 3.2	Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on December 17, 2004.

Exhibit 3.3	Certificate of Amendment to the Articles of Incorporation, dated as of November 11, 2006, incorporated by reference to Exhibit 3.3 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 30, 2006.

Exhibit 3.4	Amendment to the Company’s Bylaws, incorporated by reference to Exhibit 3.4 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on July 17, 2007.

Exhibit 3.5	Certificate of Amendment to the Articles of Incorporation, dated as of February 11, 2008, incorporated by reference to Exhibit 3.5 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 3.6	Certificate of Amendment to the Articles of Incorporation, dated as of July 31, 2009, incorporated by reference to Exhibit 3.6 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 3.7	Amendment to the Company’s Bylaws, incorporated by reference to Exhibit 3.7 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 3.8	Certificate of Incorporation of Cono Italiano (Delaware) (formerly known as Janex International, Inc.), incorporated by reference to Exhibit 3.8 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 3.9	Certificate of Amendment of Certificate of Incorporation (Cono Italiano (Delaware)), incorporated by reference to Exhibit 3.9 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 3.10	Certificate of Merger of Foreign Corporation into a Domestic Corporation (Cono Italiano (Delaware)), incorporated by reference to Exhibit 3.10 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 3.11	Certificate of Merger of Domestic Corporation and Foreign Limited Liability Company (Cono Italiano (Delaware)), incorporated by reference to Exhibit 3.11 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 3.12	Certificate of Amendment of Certificate of Incorporation (Cono Italiano (Delaware)), incorporated by reference to Exhibit 3.12 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 3.13	Certificate of Amendment of Certificate of Incorporation (Cono Italiano (Delaware)), incorporated by reference to Exhibit 3.13 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 3.14	Certificate of Correction (Cono Italiano (Delaware)), incorporated by reference to Exhibit 3.14 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 3.15	Bylaws, as amended, incorporated by reference to Exhibit 3.15 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 14, 2010.

Exhibit 3.16	Certificate of Amendment of Certificate of Incorporation (Cono Italiano (Delaware)), incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K, filed with the Securities Exchange Commission on February 28, 2012.

Exhibit 10.29	Working Interest Purchase and Sale Agreement, by and between the Company and Wellington Capital Management Inc., dated as of January 29, 2009, incorporated by reference to Exhibit 10.29 to the Company’s Report on Form 10-K, filed with the Securities and Exchange Commission on May 18, 2009.

Exhibit 10.30	Assignment and Assumption Agreement, by and between the Company and DT Crystal Holdings Limited, dated as of January 31, 2009, incorporated by reference to Exhibit 10.30 to the Company’s Report on Form 10-K, filed with the Securities and Exchange Commission on May 18, 2009.

Exhibit 10.31	Convertible Note Agreement, by and between the Company and Wellington Capital Management Inc., dated as of February 2, 2009, incorporated by reference to Exhibit 10.31 to the Company’s Report on Form 10-K, filed with the Securities and Exchange Commission on May 18, 2009.

Exhibit 10.32	Termination of Working Interest Purchase and Sale Agreement, by and between the Company and Wellington Capital Management Inc., dated as of April 28, 2009, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on May 5, 2009.

Exhibit 10.33	Termination and Discharge of Convertible Note Agreement, by and between the Company and Wellington Capital Management Inc., dated as of April 28, 2009, incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on May 5, 2009.

Exhibit 10.34	Mutual Release, by and between the Company and Wellington Capital Management Inc., incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on May 5, 2009.

Exhibit 10.35	Letter of Intent, by and between the Company and Financial Media Net, Inc., dated as of March 25, 2009, incorporated by reference to Exhibit 99.1 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on March 26, 2009.

Exhibit 10.36	Affiliate Stock Purchase Agreement, dated June 4, 2009, between Gallant Energy International Inc. and Lara Mac Inc., incorporated by reference to Exhibit 99.1 to Lara Mac Inc.’s Schedule 13D, filed with the Securities and Exchange Commission on June 15, 2009.

Exhibit 10.37	Management Services Agreement, by and between the Company and Lara Mac Inc., dated as of June 22, 2009, incorporated by reference to Exhibit 10.37 to the Company’s Report on Form 10-Q, filed with the Securities and Exchange Commission on September 14, 2009.

Exhibit 10.38	Agreement, by and between Kono Italia S.r.l & Spuntibreak S.r.l. DBA Pizza Hands and Cono Italiano LLC, dated as of March 2, 2006, incorporated by reference to Exhibit 10.38 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 10.39	Distribution Agreement, by and between Cono Italiano, Inc. and Pino Gelato, Inc., dated as of July 9, 2008, incorporated by reference to Exhibit 10.39 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 10.40	Amendment to Distribution Agreement, by and between Cono Italiano, Inc. and Pino Gelato, Inc., dated as of July 9, 2008, incorporated by reference to Exhibit 10.40 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 10.41	Employment Agreement, by and between Cono Italiano (Delaware) and Mitchell Brown, dated as of August 1, 2008, incorporated by reference to Exhibit 10.41 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 10.42	Employment Agreement, by and between Cono Italiano (Delaware) and Steve Savage, dated as of August 1, 2008, incorporated by reference to Exhibit 10.42 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 10.43	Employment Agreement, by and between Cono Italiano (Delaware) and Joseph Masselli, dated as of August 1, 2008, incorporated by reference to Exhibit 10.43 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 10.44	Annulment Agreement, by and between Cono Italiano (Delaware) and Mitchell Brown, dated as of August 11, 2009, incorporated by reference to Exhibit 10.44 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 10.45	Annulment Agreement, by and between Cono Italiano (Delaware) and Steve Savage, dated as of August 11, 2009, incorporated by reference to Exhibit 10.43 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 10.46	Annulment Agreement, by and between Cono Italiano (Delaware) and Joseph Masselli, dated as of August 11, 2009, incorporated by reference to Exhibit 10.44 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 10.47	Settlement Agreement and Mutual Release, by and between Dough Bros., Inc., John Allen, Drew Allen, Matt Allen, Edesia Emprise, LLC, Cono Italiano, Inc., Mitchell Brown, John Jacobs and Ramona Fantini, dated as of October 22, 2009, incorporated by reference to Exhibit 10.47 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 10.48	Commitment Agreement, by and between Cono Italiano (Delaware) and Lara Mac Inc., dated as of November 9, 2009, incorporated by reference to Exhibit 10.48 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 10.49	Master Manufacturing Agreement, by and between Cono Italiano (Delaware) and Edesia Emprise, LLC, dated as of November 11, 2009, incorporated by reference to Exhibit 10.49 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 10.50	Form of Share Exchange Agreement, by and between the Company and the shareholders of Cono Italiano (Delaware), incorporated by reference to Exhibit 10.50 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 10.51	Amendment to the Management Services Agreement, by and between Lara Mac Inc., Cono Italiano, Inc. (a Nevada corporation) and Cono Italiano, Inc. (a Delaware corporation), dated as of November 6, 2009, incorporated by reference to Exhibit 10.51 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2009.

Exhibit 10.52	Employment Agreement, by and between the Company and Mitchell Brown, dated as of December 30, 2009, incorporated by reference to Exhibit 10.52 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 14, 2010.

Exhibit 10.53	Employment Agreement, by and between the Company and Joseph Masselli, dated as of December 30, 2009, incorporated by reference to Exhibit 10.53 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 14, 2010.

Exhibit 10.54	Employment Agreement, by and between the Company and Alex Kaminski, dated as of December 30, 2009, incorporated by reference to Exhibit 10.54 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 14, 2010.

Exhibit 10.55	Employment Agreement, by and between the Company and Steve Savage, dated as of December 30, 2009, incorporated by reference to Exhibit 10.55 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 14, 2010.

Exhibit 10.56	Convertible Promissory Note issued by Cono Italiano (Delaware) on December 28, 2007, incorporated by reference to Exhibit 10.56 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 14, 2010.

Exhibit 10.57	Convertible Promissory Note re-issued by Cono Italiano (Delaware) on January 31, 2008, incorporated by reference to Exhibit 10.57 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 14, 2010.

Exhibit 10.58	Amendment to Convertible Promissory Note, dated as of October 22, 2009, incorporated by reference to Exhibit 10.58 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 14, 2010.

Exhibit 10.59	Manufacturing Agreement, by and between Interstate Caterers and the Company, dated as of August 2010, incorporated by reference to Exhibit 10.59 to the Company’s Report on Form 10-Q, filed with the Securities and Exchange Commission on November 15, 2010.

Exhibit 10.60	Consulting Agreement, by and between the Dettman Group, LLC and the Company, dated as of September 15, 2010, incorporated by reference to Exhibit 10.59 to the Company’s Report on Form 10-Q, filed with the Securities and Exchange Commission on November 15, 2010.

Exhibit 10.61	Manufacturing Agreement by and between the Company and Interstate Caterers, dated as of September 7, 2011.

Exhibit 10.62	Security Agreement by and between the Company and TCA Global Credit Master Fund, LP dated as of February 27, 2012.

Exhibit 10.63	Convertible Promissory Note by and between the Company and TCA Global Credit Master Fund, LP dated as of February 27, 2012.

Exhibit 10.64	Committed Equity Facility Agreement by and between the Company and TCA Global Master Credit Fund, LP dated as of February 27, 2012.

Exhibit 10.65	Registration Rights Agreement by and between the Company and TCA Global Master Credit Fund, LP dated as of February 27, 2012.

Exhibit 10.66	Broker and Distribution Agreement (Canada) by and between the Company and Aliments MSU Foods Canada, Inc. dated as of June 1, 2012.*

Exhibit 14.3	Audit Committee Charter, incorporated by reference to Exhibit 14.3 to the Company’s Report on Form 10-QSB, filed with the Securities and Exchange Commission on October 23, 2006.

Exhibit 14.4	Whistleblower Procedures Policy, incorporated by reference to Exhibit 14.4 to the Company’s Report on Form 10-QSB, filed with the Securities and Exchange Commission on October 23, 2006.

Exhibit 14.5	Governance Charter, incorporated by reference to Exhibit 14.5 to the Company’s Report on Form 10-QSB, filed with the Securities and Exchange Commission on October 23, 2006.

Exhibit 14.6	Compensation Charter, incorporated by reference to Exhibit 14.6 to the Company’s Report on Form 10-QSB, filed with the Securities and Exchange Commission on October 23, 2006.

Exhibit 21	List of Subsidiaries.

Exhibit 31.1	Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 32 .1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 32 .2	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.DEF	XBRL Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

*	filed herewith

**	In accordance with Regulation S-T, the XBRL-related information on Exhibit No. 101 to this Annual Report on Form 10-K shall be deemed “furnished” herewith and not “filed.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONO ITALIANO, INC.

Date: May 10, 2013	By:	/s/ Mitchell Brown
Name: /s/ Mitchell Brown
Title: Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2013	By:	/s/ Alex J. Kaminski
Name: /s/ Alex J. Kaminski
Title: Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BY OR ON BEHALF OF THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

Name	Title	Date

/s/ Mitchell Brown	Chief Executive Officer (Principal Executive Officer),	May 10, 2013
Mitchell Brown	Director
/s/ Alex J. Kaminski	Chief Financial Officer (Principal Financial Officer)	May 10, 2013
Alex J. Kaminski	(Principal Accounting Officer), Treasurer, Director
/s/ Steve Savage	Secretary, Director	May 10, 2013
Steve Savage
/s/ Scott Smith	Director	May 10, 2013
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

May 10, 2013

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

