Form 10-Q
period 2013-03-31
Cono Italiano, Inc.
filed 2013-05-29
CIK 1307701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

As of May 17, 2013, there were 110,002,165 shares outstanding of the registrant’s common stock.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CONO ITALIANO, INC.

(A DEVELOPMENT STAGE COMPANY)

(A NEVADA CORPORATION)

Keyport, New Jersey

FINANCIAL REPORTS
AT
MARCH 31, 2013

3

CONO ITALIANO, INC.

(A DEVELOPMENT STAGE COMPANY)

(A NEVADA Corporation)

Keyport, New Jersey

TABLE OF CONTENTS

Consolidated Balance Sheets at March 31, 2013 and December 31, 2012 (Unaudited)	F-1

Consolidated Statements of Changes in Stockholders’ Deficit for the Period from Date of Inception (March 2, 2006) Through March 31, 2013 (Unaudited)	F-2

Consolidated Statements of Operations for the Three Months Ended March 31, 2013 and 2012 and the Period from Inception (March 2, 2006) Through March 31, 2013 (Unaudited)	F-3

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012 and the Period from Inception (March 2, 2006) Through March 31, 2013 (Unaudited)	F-4

Notes to Consolidated Financial Statements	F-5 - F-14

4

CONO ITALIANO, INC.

(A DEVELOPMENT STAGE COMPANY)

(A NEVADA CORPORATION)

Keyport, New Jersey

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2013	December 31, 2012

ASSETS
Cash and Cash Equivalents	$14,028	$30,562
Accounts Receivable, Net of Allowance for Doubtful Accounts	—	2,465
Due from Related Party	16,937	16,937
Prepaid Expenses	60,905	66,000
Deferred Equity Financing Costs	84,591	84,591
Deferred Note Payable Issuance Costs - Net of Accumulated Amortization	—	6,521

Total Current Assets	176,461	207,076

Property and Equipment - Net of Accumulated Depreciation	152,263	167,537

Total Assets	$328,724	$374,613

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Accounts Payable	$140,871	$135,508
Accrued Expenses	123,119	126,206
Accrued Legal Expense	209,769	199,269
Accrued Interest - Officer	61,925	59,834
Accrued Compensation - Officers	281,250	225,000
Note Payable	68,908	67,228
Convertible Note Payable, Net	250,000	247,807
Due to Officer	767,317	767,317

Total Liabilities	1,903,159	1,828,169

Stockholders’ Deficit
Common Stock - $.001 Par; 150,000,000 Shares Authorized, 110,002,165 and 107,233,087 Shares Issued and Outstanding	110,002	107,233
Additional Paid-In-Capital	1,480,091	1,406,125
Deficit Accumulated During Development Stage	(3,164,528)	(2,966,914)

Total Stockholders’ Deficit	(1,574,435)	(1,453,556)

Total Liabilities and Stockholders’ Deficit	$328,724	$374,613

The accompanying notes are an integral part of these financial statements.

CONO ITALIANO, INC.

(A DEVELOPMENT STAGE COMPANY)

(A NEVADA CORPORATION)

Keyport, New Jersey

CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT FOR THE PERIOD FROM DATE OF INCEPTION (MARCH 2, 2006) THROUGH MARCH 31, 2013 (UNAUDITED)

					Deficit
	Common Stock		Common	Additional	Accumulated	Total
	$ .001 Par		Stock	Paid-In	During	Stockholders’
	Shares	Amount	Subscribed	Capital	Development Stage	Deficit

Balance - March 2, 2006	—	$—	$—	$—	$—	$—

Common Stock Issued for Contribution of License Rights and Equipment	6,000,000	6,000	—	159,000	—	165,000

Net Loss	—	—	—	—	—	—

Balance - December 31, 2006	6,000,000	6,000	—	159,000	—	165,000

Net Loss	—	—	—	—	(50,290)	(50,290)

Balance - December 31, 2007	6,000,000	6,000	—	159,000	(50,290)	114,710

Additional Paid-In-Capital - Deemed Distribution	—	—	—	(312,000)	—	(312,000)

Common Stock Issued to Prior Owners	3,000,000	3,000	—	54,000	—	57,000

Common Stock Issued in Exchange for Services	44,250,000	44,250	—	434,494	—	478,744

Net Loss	—	—	—	—	(929,795)	(929,795)

Balance - December 31, 2008	53,250,000	53,250	—	335,494	(980,085)	(591,341)

Common Stock Issued in Exchange for Services	7,616,428	7,616	—	178,777	—	186,393

Common Stock Issued for Cash	262,000	262	—	64,608	—	64,870

Common Stock Issued for Related Party Expense	500,000	500	—	69,500	—	70,000

Acquisition of Shell (1)	242,560	243	—	(272,946)	—	(272,703)

Common Stock Issued to Relieve Accounts Payable	10,000	10	—	3,490	—	3,500

Common Stock Issued for Note Payable Conversion	18,000,000	18,000	—	—	—	18,000

Net Loss	—	—	—	—	(437,325)	(437,325)

Balance - December 31, 2009	79,880,988	79,881	—	378,923	(1,417,410)	(958,606)

Common Stock Issued for Note Payable Conversion	2,000,000	2,000	—	182,547	—	184,547

Common Stock Issued in Exchange for Services	10,000,000	10,000	—	83,880	—	93,880

Common Stock Issued - Licensing Agreement	125,000	125	—	75,691	—	75,816

Net Loss	—	—	—	—	(348,521)	(348,521)

Balance - December 31, 2010	92,005,988	92,006	—	721,041	(1,765,931)	(952,884)

Common Stock Issued to Prior Owners	3,184,000	3,184	—	90,336	—	93,520

Common Stock Issued in Exchange for Services	3,325,000	3,325	—	152,924	—	156,249

Common Stock Cancelled	(3,280,000)	(3,280)	—	(27,836)	—	(31,116)

Stock Subscription, Net of Cash Proceeds Received	4,000,000	4,000	526	195,474	—	200,000

Net Loss	—	—	—	—	(504,465)	(504,465)

Balance - December 31, 2011	99,234,988	99,235	526	1,131,939	(2,270,396)	(1,038,696)

Common Stock Issued for Cash	2,000,000	2,000	—	73,000	—	75,000

Common Stock Issued in Exchange for Services	4,100,000	4,100	—	136,900	—	141,000

Common Stock Issued in Exchange for Equity Financing	998,099	998	—	51,502	—	52,500

Stock Subscription Issuance	900,000	900	(526)	(374)	—	—

Discount on Convertible Note Payable	—	—	—	13,158	—	13,158

Net Loss	—	—	—	—	(696,518)	(696,518)

Balance - December 31, 2012	107,233,087	107,233	—	1,406,125	(2,966,914)	(1,453,556)

Common Stock Issued in Exchange for Services	2,000,000	2,000	—	58,000	—	60,000

Common Stock Issued in Exchange for Equity Financing	769,078	769	—	15,966	—	16,735

Net Loss for the Period	—	—	—	—	(197,614)	(197,614)

Balance - March 31, 2013	110,002,165	$110,002	$—	$1,480,091	$(3,164,528)	$(1,574,435)

The accompanying notes are an integral part of these financial statements.

CONO ITALIANO, INC.

(A DEVELOPMENT STAGE COMPANY)

(A NEVADA CORPORATION)

Keyport, New Jersey

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

			Period From
			Date of Inception
			(March 2, 2006)
			Through
For the Three Months Ended March 31,	2013	2012	March 31, 2013

Sales	$14,810	$—	$171,789

Cost of Sales	17,554	—	144,590

Gross Profit	(2,744)	—	27,199

Expenses
Selling and Direct	61,307	1,760	573,514
Compensation Expense	56,250	56,250	701,255
General and Administrative	46,774	44,911	1,464,145
Depreciation Expense	17,074	12,067	191,093
Interest Expense	13,465	7,138	131,679
Loss on Impairment of License Right	—	—	130,505
Loss (Gain) on Disposal of Assets	—	—	(464)

Total Expenses	194,870	122,126	3,191,727

Net Loss for the Period	$(197,614)	$(122,126)	$(3,164,528)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.05)

Weighted Average Common Shares Outstanding	109,296,252	100,071,849	58,754,970

The accompanying notes are an integral part of these financial statements.

CONO ITALIANO, INC.

(A DEVELOPMENT STAGE COMPANY)

(A NEVADA CORPORATION)

Keyport, New Jersey

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

			Period From
			Date of Inception
			(March 2, 2006)
			Through
For the Three Months Ended March 31,	2013	2012	March 31, 2013

Cash Flows from Operating Activities

Net Loss for the Period	$(197,614)	$(122,126)	$(3,164,528)

Adjustments to Reconcile Net Loss for the Period to Net Cash Flows from Operating Activities:
Amortization of Deferred Note Payable Issuance Costs	6,521	3,260	58,619
Amortization of Debt Discount	2,193	1,096	13,156
Bad Debts	—	—	2,440
Depreciation	17,074	12,067	127,298
Common Stock Issued in Exchange for Services	60,000	—	1,001,823
Expense to Prior Owners	—	—	350,520
Loss on Impairment of License Right	—	—	130,505
Loss on Disposal of Assets	—	—	(464)
Common Stock Issued in Lieu of Rent Expense	—	—	36,000
Changes in Assets and Liabilities:
Accounts Receivable	2,465	—	(2,440)
Prepaid Expenses	5,095	—	(13,577)
Accounts Payable	5,363	—	(19,095)
Accrued Expenses	13,648	5,844	82,763
Accrued Compensation - Officers	56,250	56,250	281,250
Accrued Legal Expense	10,500	10,499	147,605
Accrued Interest	3,771	6,042	110,394
Deferred Revenues	—	—	75,818

Net Cash Flows Used In Operating Activities	(14,734)	(27,068)	(781,913)

Cash Flows from Investing Activities
Proceeds from Sale of Asset	—	—	5,000
Acquisition of Cash in Reorganization	—	—	916
Purchase of Property and Equipment	(1,800)	(8,342)	(269,100)

Net Cash Flows Used In Investing Activities	(1,800)	(8,342)	(263,184)

Cash Flows from Financing Activities
Bank Overdraft	—	(3,348)	—
Cash Proceeds from Convertible Note Payable	—	250,000	250,000
Cash Paid for Deferred Equity Financing Costs	—	(30,000)	—
Cash Proceeds from Issuance of Debt	—	—	27,698
Repayment of Debt	—	—	(27,698)
Cash Proceeds from Convertible Note Payable	—	—	—
Cash Paid for Issuance of Deferred Note Payable	—	(39,125)	(34,125)
Cash Proceeds from Sale of Stock	—	—	339,870
Cash Received (Paid to) from Related Party - Net	—	(30,000)	48,063
Due to Officer - Net	—	45,342	455,317

Net Cash Flows Used In Financing Activities	—	192,869	1,059,125

Net Change in Cash and Cash Equivalents	(16,534)	157,459	14,028

Cash and Cash Equivalents - Beginning of Year	30,562	—	—

Cash and Cash Equivalents - End of Year	$14,028	$157,459	$14,028

Supplemental Non-Cash Investing and Financing Activities:
Acquisition of Accounts Payable in Reorganization	$—	$—	$210,132
Acquisition of Notes Payable in Reorganization	$—	$—	$47,988
Deemed Distribution	$—	$—	$312,000
Expenses Paid by Related Party	$—	$—	$5,000
Common Stock Issued (Retired) for Prepaid Expenses	$—	$—	$105,828
Common Stock Issued to Relieve Accounts Payable	$—	$—	$3,500
Common Stock Issued for Note Payable Conversion	$—	$—	$202,547
Common Stock Issued for Related Party Payable	$—	$—	$70,000

Cash Paid During the Period for:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

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

Accounts Receivable - continued

The carrying amount of accounts receivable are reduced by an allowance for doubtful accounts that reflects our Company’s best estimate of the amounts that will not be collected. The Company reviews outstanding accounts and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. The Company provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of the individual accounts. Balances that are still outstanding after reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. The Company has assessed accounts receivable and determined that a reserve is necessary and at March 31, 2013 and December 31, 2012, the allowance for doubtful accounts was $2,440 and $2,440, respectively.

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

Customer Concentrations

Two customers accounted for approximately $11,105 or 74%, of net sales for the three months ended March 31, 2013. Various other customers accounted for the remaining sales of $3,705 or 26%. All transactions were in United States dollars. There were no transaction gains or losses associated with sales transactions.

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

In a loss year, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive. At March 31, 2013, there were 4,651,395 shares that could dilute future earnings.

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

The advances are non-interest bearing and is due upon demand. Due from related party consists of the following:

	March 31, 2013	December 31, 2012

Edesia Emprise, LLC	$16,937	$16,937

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

Due to Officer

Certain disbursements of the Company have been paid by an officer of the Company. The balance at December 31, 2012 and 2011 was $767,317 and $724,975, respectively. There are no established repayment terms. For the periods ended March 31, 2013 and December 31, 2012, the Company has imputed interest at the applicable federal rate of 1.09% and 0.95%, respectively. Accrued interest was $61,925 and $59,834, at March 31, 2013 and December 31, 2012, respectively.

CONO ITALIANO, INC.

(A DEVELOPMENT STAGE COMPANY)

(A NEVADA CORPORATION)

Keyport, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note E -	Accrued Legal Expense

Accrued legal expense consists of legal services rendered to the Company in the ordinary course of business including SEC filings and the reverse merger. Accrued legal expense at March 31, 2013 and December 31, 2012 was $209,769 and $199,269, respectively.

Note F -	Note Payable

The Company has a note payable to DT Crystal Limited accruing interest at 10% annually which is due upon demand. The note is convertible at option of the holder into restricted stock of Cono (Nevada). At March 31, 2013 and December 31, 2012 note payable to DT Crystal was $68,908 and $67,228, respectively. Interest expense for the three months ended March 31, 2013 and 2012 was $1,681 and $1,523, respectively.

Note G -	Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations. As a result, there is an accumulated deficit of $3,164,528 at March 31, 2013.

The Company’s continued existence is dependent upon its ability to raise capital. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note J -	Employment Contracts

On December 30, 2009 the Company entered into employment agreements with each of the officers serving the Company. The employment agreements contained the following provisions: (i) two-year terms with automatic renewal provisions unless notice is given by either party 30 days prior to renewal; (ii) commitment of a substantial portion of their professional time to the Company, consisting of 75% of their time for Mitchell Brown and 60% of their time for each of Alex Kaminski and Steve Savage; and (iii) and additional customary employment agreement terms and conditions. The officers have agreed that they will not receive any compensation for their services to the Company prior to January 1, 2012. At March 31, 2013 accrued compensation was $281,250. The compensation of the officers has been set as follows:

Annual
Officer	Salary
Mitchell Brown, Chief Executive Officer	$125,000
Alex Kaminski, Chief Financial Officer and Treasurer	$50,000
Steve Savage, Secretary	$50,000

It has been agreed by the Company, Mr. Smith, a director and Mr. Kaminski that pursuant to separate stock option agreements, Mr. Smith will be granted options to purchase 2,000,000 shares of the Company’s common stock at $.01 per share and Mr. Kaminski will be granted options to purchase 1,500,000 shares of the Company’s common stock at $.01 per share. These options will vest in one year and will expire in three years. As of March 31, 2013, the stock agreements have not been executed, therefore the options have not been granted.

CONO ITALIANO, INC.

(A DEVELOPMENT STAGE COMPANY)

(A NEVADA CORPORATION)

Keyport, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note K -	Security Agreement

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

The above Convertible Note contains a beneficial conversion feature recorded as a debt discount in the amount of $13,157 which will be expensed to interest expense over the term of the note. $2,193 of debt discount was expensed during the three months ended March 31, 2013. The note value, net of debt discount, was $250,00 at March 31, 2013. Accrued interest at March 31, 2013 and March 31, 2012 was $32,500 and $25,000 respectively.

On February 27, 2012, the Company entered into the Equity Agreement with TCA. Pursuant to the terms of the Equity Agreement, for a period of twenty-four (24) months commencing on the date of effectiveness of a Registration Statement, TCA shall commit to purchase up to $1,500,000 of the Company’s common stock, par value $0.001 per share. The purchase price of the Shares under the Equity Agreement is equal to ninety-five percent (95%) of the lowest daily volume weighted average price of the Company’s common stock during the five (5) consecutive trading days after the Company delivers to TCA an Advance notice in writing requiring TCA to advance funds to the Company, subject to the terms of the Equity Agreement. At March 31, 2013, no shares had been purchased.

As further consideration for TCA entering into and structuring the Equity Facility, the Company paid to TCA a fee by issuing to TCA that number of shares of the Company’s common stock that equal a dollar amount of fifty-two thousand and five hundred dollars ($52,500) (the “Facility Fee Shares”). It is the intention of the Company and TCA that the value of the Facility Fee Shares shall equal $52,500. In the event the value of the Facility Fee Shares issued to TCA does not equal $52,500 after a nine month evaluation date, the Equity Agreement provides for an adjustment provision allowing for necessary action (either the issuance of additional shares to TCA or the return of shares previously issued to TCA to the Company’s treasury) to adjust the number of Facility Fee Shares issued. As of December 31, 2012, 998,099 shares of common stock have been issued as consideration for the Equity Facility fee. The nine month analysis concluded that the Company owes TCA 1,317,508 common shares in the amount equal to $32,091. As of March 31, 2013, 769,078 additional shares had been issued. A total of $84,591 is included in Deferred Equity Financing Costs at March 31, 2013 which will be netted against proceeds when shares are purchased pursuant to the Equity Agreement.

CONO ITALIANO, INC.

(A DEVELOPMENT STAGE COMPANY)

(A NEVADA CORPORATION)

Keyport, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note L -	Other Matters

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

The Company will give Lara Mac customary representations and warranties regarding the good standing of our Company and status of progress in respect of our Company business plan prior to each draw on the Commitment Amount, and we will provide certifications and covenants regarding use of proceeds of each draw, which will be in customary forms reasonably requested by Lara Mac as determined by reference to similar lenders making similar loans to similar companies. Lara Mac will not be required to make any loans under the Commitment Amount to us if we are unable to make the representations, warranties, certifications or covenants, or if we are in breach of any previously given representations, warranties, certifications or covenants. If we breach any of the notes, the default rate will be 15% per annum and Lara Mac may seek recourse against our company for repayment of all of the notes. As of March 31, 2013, the agreement was still in effect and no funds have been borrowed.

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

On September 7, 2011 the Company entered into a manufacturing agreement with Interstate Caterers for the purposes of manufacturing, producing and distributing “pizza cono”. As consideration for Interstate entering into the agreement, the Company agreed to issue 3,500,000 shares of its restricted common stock upon the execution of the agreement. As of December 31, 2012 the stock had been issued. As consideration for Interstate’s services under the agreement, Interstate will receive seventy percent (70%) of the difference between the sales price for the product less direct manufacturing costs for such product, regardless of whether the Company or Interstate initiated the sales of such product. In addition, the Company will lease to Interstate certain equipment to be used in the manufacture of the Cono products for $1.00 per year. For the three months ended March 31, 2013 and the year ended December 31, 2012 the Company and Interstate have modified the consideration portion of what Interstate will receive. Interstate has agreed to forgo the 70% difference since sales of the product are in the initial phase in order to help the Company promote the product.

- continued -

CONO ITALIANO, INC.

(A DEVELOPMENT STAGE COMPANY)

(A NEVADA CORPORATION)

Keyport, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note L -	Other Matters – continued

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

Note M -	Subsequent Events

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

Plan of Operation

On September 7, 2011, we entered into a strategic manufacturing agreement (the “Agreement”) with Interstate Caterers and continue moving forward with the production and distribution of our frozen foods and Pizza Cono. Additionally, we recently added empanadas to our product line which we believe will increase our market for sales. We plan to fund the manufacturing process of these products through the use of private funding investors and resources from Interstate Caterers.

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

Results of Operations

For the three months ended March 31, 2013 compared to the three months ended March 31, 2012

Revenues and Profit

In the three month period ended March 31, 2013, Cono Italiano had total revenue of $14,810, compared to total revenue of $-0- for the same period in 2012. The increase in total revenue is attributable to sales of Cono’s product.

The Company’s gross loss for the three month period ended March 31, 2013, were $(62,744), which was a decrease from $-0- for the same period in 2012.  The decline in gross profits is attributable to the Company providing sales incentives to induce sales of product. The increase in cost of goods sold is attributable to the issuance of common stock valued at $60,000 to a customer as promotional incentive.

Expenses

For the three month period ended March 31, 2013, the Company’s selling expenses have been $1,307, compensation expenses have been $56,250, general and administrative expenses have been $46,774, depreciation expense was $17,074 and interest expenses were $13,465. This was an increase compared to the same period in 2012, in which selling expenses were $1,760, compensation expenses were $56,250, general and administrative expenses were $44,911, depreciation expense was $12,067 and interest expenses were $7,138. There was no increase or decrease to compensation expenses. General and administrative expenses increased by $1,863 which was attributable to necessary operating expenses. Depreciation increased by $5,007 due to the purchase of new equipment in 2012 and interest expense increased by $6,327 due to the increase in debt in 2012.

Net Loss

The net loss for the three month period ended March 31, 2013 was $197,614, which was an increase from $122,126 for the same period in 2012. This increase is attributable to slower sales than expected, customer promotional incentive and increases in depreciation and interest expenses.

Liquidity and Capital Resources

As of March 31, 2013, the Company did not have and continues to not have sufficient cash on hand to pay present obligations as they become due. In addition, due to current economic conditions and the Company’s related risks and uncertainties, there is no assurance that we will be able to raise additional capital on acceptable terms, if at all, to meet our current obligation over the next 12 months. Because of the foregoing, the Company’s auditors have expressed substantial doubt about our ability to continue as a going concern in their report included in our most recent 10-K.

Net cash used for operating activities for the three months ended March 31, 2013 and 2012, was $14,734 and $27,068, respectively.

As of March 31, 2013, Cono Italiano had $14,028 in cash and cash equivalents, as compared to $30,562 as of December 31, 2012. The main source of the Company’s cash has been loans from our Chief Executive Officer, Mitchell Brown, who is owed $767,317 as of March 31, 2013 and as of December 31, 2012.

On November 9, 2009, Cono Italiano (Delaware) entered into a Commitment Letter, pursuant to which, one of our shareholders, Lara Mac has agreed to provide financing to Cono Italiano, Inc., with such funds as the Company’s Board of Directors shall deem to be sufficient to maintain the Company’s ordinary course of business operations (the “Commitment Amount”). Lara Mac is wholly owned by Mitch Brown, our Chief Executive Officer. We may draw on the Commitment Amount in monthly tranches in accordance with our operating requirements as set forth in our business plan. The available Commitment Amount will be reduced by the aggregate cash proceeds received by the Company which are derived from the issuance of any equity securities and Company gross revenues. Draws on the Commitment Amount will be made on terms of unsecured notes, with interest set on each note as of the date of the draw at prime rate plus two percent per annum. The notes will mature and become repayable thirty calendar days after demand. We will give Lara Mac customary representations and warranties regarding the good standing of our Company and status of progress in respect of our Company business plan prior to each draw on the Commitment Amount, and we will provide certifications and covenants regarding use of proceeds of each draw, which will be in customary forms reasonably requested by Lara Mac as determined by reference to similar lenders making similar loans to similar companies. Lara Mac will not be required to make any loans under the Commitment Amount to us if we are unable to make the representations, warranties, certifications or covenants, or if we are in breach of any previously given representations, warranties, certifications or covenants. If we breach any of the notes, the default rate will be 15% per annum and Lara Mac may seek recourse against our company for repayment of all of the notes. As of March 31, 2013, there had been no borrowings under the Commitment Letter.

The following table summarizes total current assets, liabilities and working capital at March 31, 2013, compared to December  31, 2012.

	March 31, 2013 (unaudited)	December 31, 2012 (unaudited)	Increase/ (Decrease)
Current Assets	$176,461	$207,076	$(30,165)
Current Liabilities	$1,903,159	$1,828,169	$74,990
Working Capital Deficit	$(1,726,698)	$(1,621,093)	$(105,605)

As of March 31, 2013, we had a working capital deficit of $(1,726,698), as compared to a working capital deficit of $(1,621,093) as of December 31, 2012, an increase of $(105,605). Factors contributing to the increase in this deficit include, an increase in accrued compensation – officers in the amount of $56,250, an increase in accrued interest on the convertible note in the amount of $7,500, an increase in accrued legal of $10,500 and an increase in accrued expenses in the amount of $13,648.

Current Liabilities consists of the following:

	March 31, 2013 Unaudited	December 31, 2012 Unaudited

Accounts payable and credit cards	$140,871	$140,871
Accrued Compensation - Officers	281,250	225,000
Convertible Debentures and Accrued Interest	282,500	272,807
Note Payable and Accrued Interest	68,908	67,228
Other Current Liabilities	1,129,630	1,122,263
Total current liabilities	$1,903,159	$1,828,169

7

.

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

Accounts Receivable

Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Customer accounts over 90 days old are considered delinquent. The carrying amount of accounts receivable are reduced by an allowance for doubtful accounts that reflects our Company’s best estimate of the amounts that will not be collected. The Company reviews outstanding accounts and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. The Company provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of the individual accounts. Balances that are still outstanding after reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. The Company has assessed accounts receivable and determined that a reserve is necessary and at March 31, 2013 and December 31, 2012, the allowance for doubtful accounts was $2,440 and $2,440, respectively.

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

Customer Concentrations

Two customers accounted for approximately $11,105 or 74%, of net sales for the three months ended March 31, 2013. Various other customers accounted for the remaining sales of $3,705 or 26%. All transactions were in United States dollars. There were no transaction gains or losses associated with sales transactions.

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

Item 1A: Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2012, filed with the SEC on May 10, 2013.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

There were no other unregistered sales of the Company’s equity securities during the quarter ended March 31, 2013, other than those previously reported in a Current Report on Form 8-K.

Item 3: Defaults Upon Senior Securities.

There were no defaults upon senior securities during the quarter ended March 31, 2013.

Item 4. Mining Safety Disclosures.

Not applicable.

Item 5: Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed Herewith.

** In accordance with Regulation S-T, the XBRL related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” herewith not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONO ITALIANO, INC.
(Registrant)

Dated: May 28, 2013
	By:	/s/ Mitchell Brown
		Name:	Mitchell Brown
		Title:	Principal Executive Officer

Dated: May 28, 2013
	By:	/s/ Alex J. Kaminski
		Name:	Alex J. Kaminski
		Title:	Principal Financial Officer and Chief Accounting Officer

