Form 10-Q
period 2013-06-30
Cono Italiano, Inc.
filed 2013-11-07
CIK 1307701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2013

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to____________

Commission File Number: 000-51388

CONO ITALIANO, INC.

(Exact name of registrant as specified in its charter)

Nevada	84-1665042
(State or other jurisdiction of incorporation)	(IRS Employer I.D. No.)

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

As of November 4, 2013, there were 110,002,165 shares outstanding of the registrant’s common stock.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CONO ITALIANO, INC.

(A DEVELOPMENT STAGE COMPANY)

(A NEVADA CORPORATION)

Keyport, New Jersey

FINANCIAL REPORTS
AT
JUNE 30, 2013

3

CONO ITALIANO, INC.

(A DEVELOMENT STAGE COMPANY)

(A NEVADA Corporation)

Keyport, New Jersey

TABLE OF CONTENTS

Unaudited Consolidated Balance Sheets at June 30, 2013 and December 31, 2012	F-1

Unaudited Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2013 and 2012 and the Period from Inception (March 2, 2006) Through June 30, 2013	F-2

Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012 and the Period from Inception (March 2, 2006) Through June 30, 2013	F-3

Notes to Consolidated Financial Statements	F-4 - F-16

4

CONO ITALIANO, INC

(A DEVELOPMENT STAGE COMPANY)

(A NEVADA CORPORATION)

Keyport, New Jersey

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012

ASSETS
Cash and Cash Equivalents	$1,781	$30,562
Accounts Receivable, Net of Allowance for Doubtful Accounts of $2,440 and $2,440, respectively	7,867	2,465
Packaging Inventory	16,000	—
Due from Related Party	—	16,937
Prepaid Expenses	—	46,000
Deferred Equity Financing Costs	—	84,591
Deferred Note Payable Issuance Costs - Net of Accumulated Amortization of $32,604 and $39,125, respectively	—	6,521

Total Current Assets	25,648	187,076

Property and Equipment - Net of Accumulated Depreciation of $99,744 and $96,010, respectively	163,804	167,537

Other Assets
Equipment Deposit	20,000	20,000

Total Assets	$209,452	$374,613

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts Payable	$157,695	$135,508
Accrued Expenses	138,098	145,446
Accrued Legal Expense	220,269	199,269
Accrued Interest - Officer	—	59,834
Accrued Compensation - Officers	337,500	225,000
Convertible Notes Payable, Net of Unamortized Discount of $-0- and $2,193, respectively	297,988	295,795
Due to Officer	769,317	767,317
Derivative Liability	24,876	35,592

Total Current Liabilities	1,945,743	1,863,761

Stockholders’ Deficit
Common Stock - $.001 Par; 150,000,000 Shares Authorized, 110,002,165 and 107,233,087 Shares Issued and Outstanding	110,002	107,233
Additional Paid-In-Capital	1,578,370	1,406,125
Deficit Accumulated During Development Stage	(3,424,663)	(3,002,506)

Total Stockholders’ Deficit	(1,736,291)	(1,489,148)

Total Liabilities and Stockholders’ Deficit	$209,452	$374,613

The accompanying notes are an integral part of these financial statements.

CONO ITALIANO, INC.

(A DEVELOPMENT STAGE COMPANY)

(A NEVADA CORPORATION)

Keyport, New Jersey

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

					Period From
					Date of Inception
	For the Three Months Ended		For the Six Months Ended		(March 2, 2006)
	June 30,		June 30,		Through
	2013	2012	2013	2012	June 30, 2013

Sales	$11,199	$61,426	$26,008	$61,426	$182,987

Cost of Sales	10,822	46,478	28,376	46,478	155,412

Gross Profit (Loss)	377	14,948	(2,368)	14,948	27,575

Expenses
Selling and Direct	23,180	36,000	84,486	36,000	596,693
Compensation Expense	56,250	56,250	112,500	112,500	757,505
General and Administrative	122,025	100,972	185,874	159,710	1,777,264
Interest Expense	34,181	14,737	47,645	21,875	165,859
Loss on Impairment of License Right	—	—	—	—	130,505
Loss (Gain) on Derivative Liability	15,509	—	(10,716)	—	24,876
Gain on Disposal of Assets	—	—	—	—	(464)

Total Expenses	251,145	207,959	419,789	330,085	3,452,238

Net Loss for the Period	$(250,768)	$(193,011)	$(422,157)	$(315,137)	$(3,424,663)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	110,002,165	102,393,527	109,651,158	101,232,688

The accompanying notes are an integral part of these financial statements.

CONO ITALIANO, INC.

(A DEVELOPMENT STAGE COMPANY)

(A NEVADA CORPORATION)

Keyport, New Jersey

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period From
			Date of Inception
			(March 2, 2006)
			Through
For the Six Months Ended June 30,	2013	2012	June 30, 2013

Cash Flows from Operating Activities

Net Loss for the Period	$(422,157)	$(315,137)	$(3,424,663)

Adjustments to Reconcile Net Loss for the Period to Net Cash Flows Used in Operating Activities:
Amortization of Deferred Note Payable Issuance Costs	6,521	13,042	58,619
Amortization of Debt Discount	2,193	4,386	13,156
Bad Debt Expense	16,937	—	19,377
Depreciation	3,733	27,717	113,957
Amortization of Deferred Equity Financing Costs	84,591		84,591
Common Stock Issued in Exchange for Services	60,000	36,000	1,001,823
Expense to Prior Owners	—	—	350,520
Imputed Interest on Officer’s Loan	34,529	—	34,529
Loss on Impairment of License Right	—	—	130,505
Loss (Gain) on Derivative Liability	(10,716)	—	24,876
Gain on Disposal of Assets	—	—	(464)
Common Stock Issued in Lieu of Rent Expense	—	—	36,000
Changes in Assets and Liabilities:
Accounts Receivable	(5,402)	(42,556)	(10,307)
Prepaid Expenses	46,000	—	27,328
Packaging Inventory	(16,000)		(16,000)
Accounts Payable	22,187	44,549	(2,271)
Accrued Expenses	2,380	6,160	71,495
Accrued Compensation - Officers	116,416	112,500	341,416
Accrued Legal Expense	21,000	9,301	158,105
Accrued Interest	7,007	17,163	113,630
Deferred Revenues	—	—	75,818

Net Cash Flows Used In Operating Activities	(30,781)	(86,875)	(797,960)

Cash Flows from Investing Activities
Proceeds from Sale of Asset	—	—	5,000
Acquisition of Cash in Reorganization	—	—	916
Purchase of Property and Equipment	—	(80,009)	(267,300)

Net Cash Flows Used In Investing Activities	—	(80,009)	(261,384)

Cash Flows from Financing Activities
Bank Overdraft	—	(3,348)	—
Cash Proceeds from Issuance of Debt	—	27,698	250,000
Repayment of Debt	—	(6,873)	—
Cash Proceeds from Convertible Note Payable	—	250,000	27,698
Cash Paid for Deferred Equity Financing Costs	—	—	(27,698)
Cash Paid for Issuance of Deferred Note Payable	—	(34,125)	(34,125)
Cash Proceeds from Sale of Stock	—	75,000	339,870
Cash Received (Paid to) from Related Party - Net	—	(30,000)	48,063
Due to Officer - Net	2,000	45,342	457,317

Net Cash Flows Provided By Financing Activities	2,000	323,694	1,061,125

Net Change in Cash and Cash Equivalents	(28,781)	156,810	1,781

Cash and Cash Equivalents - Beginning of Period	30,562	—	—

Cash and Cash Equivalents - End of Period	$1,781	$156,810	$1,781

Supplemental Non-Cash Investing and Financing Activities:
Acquisition of Accounts Payable in Reorganization	$—	$—	$210,132
Acquisition of Notes Payable in Reorganization	$—	$—	$47,988
Deemed Distribution	$—	$—	$312,000
Expenses Paid by Related Party	$—	$5,000	$5,000
Common Stock Issued (Retired) for Prepaid Expenses	$—	$—	$105,828
Common Stock Issued to Relieve Accounts Payable	$—	$—	$3,500
Common Stock Issued for Note Payable Conversion	$—	$—	$202,547
Common Stock Issued for Related Party Payable	$—	$—	$70,000
Accrued Interest Forgiven by Officer	$63,750	$—	$63,750
Shares Issued to Relieve Stock Payable	$16,735	$—	$16,735

Cash Paid During the Period for:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

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

All significant accounting policies can be viewed on the Company’s annual report filed with the Securities and Exchange Commission.

Any new significant accounting policies are listed below.

Inventory

Inventory is stated at the lower of cost or market, using the first-in, first-out method. The Company follows standard costing methods for manufactured products.

Derivative Instruments

All derivatives have been recorded on the balance sheet at fair value based on the lattice model calculation. These derivatives, which have reset provisions to the exercise price and conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such warrants, are separately valued and accounted for on the Company’s balance sheet. Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

Lattice Valuation Model

The Company valued the conversion features in its outstanding convertible notes using a lattice valuation model, with the assistance of a valuation consultant. The lattice model values instruments based on a probability weighted discounted cash flow model. The Company uses the model to develop a set of potential scenarios. Probabilities of each scenario occurring during the remaining term of the instruments are determined based on management’s projections and the expert’s calculations. These probabilities are used to create a cash flow projection overt the term of the instruments and determine the probability that the projected cash flow will be achieved. A discounted weighted average cash flow for each scenario is then calculated and compared to the discounted cash flow of the instruments without the compound embedded derivative in order to determine a value for the compound embedded derivative.

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

The advances are non-interest bearing and is due upon demand. Due from related party consists of the following:

	June 30, 2013	December 31, 2012

Edesia Emprise, LLC	$––	$16,937

Due to Officer

Certain disbursements of the Company have been paid by an officer of the Company. The balance at June 30, 2013 and December 31, 2012 was $769,317 and $767,317 respectively. There are no established repayment terms. Interest expense for the six month periods ended June 30, 2013 and 2012 was $38,445 and $4,079. Since there is no formal agreement on repaying interest, interest has been imputed to Additional Paid in Capital. From December 31, 2009 through June 30, 2013 interest due to officer was calculated at the Applicable Federal Rate (AFR) ranging from 0.95% to 2.64%. Due to the AFR rate being considerably lower than the current market rate, the Company imputed interest at 9% in the amount of $34,529 through June 30, 2013 which was credited to Additional Paid in Capital. At June 30, 2013, the officer of the Company has forgiven all accrued interest computed through June 30, 2013, in the amount of $63,750.

CONO ITALIANO, INC.

(A DEVELOPMENT STAGE COMPANY)

(A NEVADA CORPORATION)

Keyport, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note E	-	Accrued Legal Expense

Accrued legal expense consists of legal services rendered to the Company in the ordinary course of business including SEC filings and the reverse merger. Accrued legal expense at June 30, 2013 and December 31, 2012 was $220,269 and $199,269, respectively.

Note F	-	Convertible Notes Payable

The Company had convertible debentures outstanding as follows:

June 30, 2013	Outstanding Balance of Convertible Debenture	Unamortized Discount	Net of Principal and Unamortized Discount

DT Crystal - Debenture	$47,988	$––	$47,988
TCA Global – Debenture	250,000	––	250,000

Total Convertible Debentures	$297,988	$––	$297,988

December 31, 2012	Outstanding Balance of Convertible Debenture	Unamortized Discount	Net of Principal and Unamortized Discount

DT Crystal - Debenture	$47,988	$––	$47,988
TCA Global – Debenture	250,000	2,193	247,807

Total Convertible Debentures	$297,988	$2,193	$295,795

On September 30, 2009, the Company entered into a note payable with DT Crystal Limited accruing interest at prime plus 3% annually which is due upon demand. The note is convertible at option of the holder into restricted stock of Cono (Nevada) based on the average bid closing price of the Company’s shares for 30 days before conversion, minus a 15% discount. At June 30, 2013 and December 31, 2012 accrued interest payable to DT Crystal was $11,247 and $19,240, respectively. The variable conversion price of this note agreement resulted in an embedded derivative liability.

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

- continued -

CONO ITALIANO, INC.

(A DEVELOPMENT STAGE COMPANY)

(A NEVADA CORPORATION)

Keyport, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note F	-	Convertible Notes Payable - continued

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

The above Convertible Note contains an embedded derivative liability feature recorded as a debt discount in the amount of $13,157 which was expensed to interest expense over the term of the note. For the year ended December 31, 2012, $10,963 was expensed to interest expense resulting in a remaining debt discount of $2,193 which was expensed during the three months ended March 31, 2013. The note value, net of debt discount, was $250,000 at June 30, 2013. Accrued interest at June 30, 2013 and December 31, 2012 was $40,000 and $25,000, respectively.

As of the date of this report, the Company has not paid TCA the principal and accrued interest that was due on their convertible note on February 27, 2013. Due to circumstances surrounding the financing, the Company is in negotiations to fulfill their obligation.

Note G	-	Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations. As a result, there is an accumulated deficit of $3,424,663 at June 30, 2013.

The Company’s continued existence is dependent upon its ability to raise capital. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note H	-	Share Activity

Common Stock

During the year ended December 31, 2006, the Company issued 6,000,000 shares to Mitch Brown in exchange for license rights and equipment. These shares were valued at $165,000.

On January 14, 2008, Cono, LLC was sold to Cono, Inc. (Delaware) for the total consideration of $426,000. In exchange for the 100% interest in Cono, LLC, the sole member of the LLC received 6,000,000 shares of Cono, Inc. (Delaware) valued at $114,000 and was issued a promissory note for $312,000. Mitchell Brown is also a principal stockholder in Cono, Inc. (Delaware).

- continued -

CONO ITALIANO, INC.

(A DEVELOPMENT STAGE COMPANY)

(A NEVADA CORPORATION)

Keyport, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note H	-	Share Activity

Common Stock - continued

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

During the year ended December 31, 2008, the Company issued 44,250,000 shares to vendors in exchange for services. These shares were valued at $478,744 based on the closing price at the dates of grants.

During the year ended December 31, 2008, the Company issued 3,000,000 shares to prior owners for license rights. These shares were valued at $57,000 based on the per share value of the Cono LLC equity on January 14, 2008.

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

During the year ended December 31, 2009, the Company issued 262,000 shares for cash received in the amount of $64,870.

During the year ended December 31, 2009 the Company issued 500,000 shares for related party expense in the amount of $70,000 based upon the amount due to the related party.

During the year ended December 31, 2009, the Company issued 18,000,000 shares for a note payable conversion. These shares were valued at $18,000 based upon the note payable conversion agreement and therefore no gain or loss was recorded on conversion.

- continued -

CONO ITALIANO, INC.

(A DEVELOPMENT STAGE COMPANY)

(A NEVADA CORPORATION)

Keyport, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note H	-	Share Activity - continued

Common Stock

During the year ended December 31, 2009, the Company issued 7,616,428 shares to vendors in exchange for services. These shares were valued at $186,393 based on the closing price at the dates of grants.

During the year ended December 31, 2009 the Company’s stockholders’ equity was recapitalized to give effect to the shares received by the existing shareholders of the Company from the share exchange agreement with Tiger Renewable Energy Inc.

During the year ended December 31, 2009, the Company issued 10,000 shares to a vendor in exchange for services rendered to Tiger Renewable Energy and whose payables were assumed in the share exchange. These shares were valued at $3,500.

During the year ended December 31, 2010, the Company issued 125,000 shares to Pino Gelato, Inc. at a value of $75,816 as per the licensing agreement.

During the year ended December 31, 2010, the Company issued 10,000,000 shares to vendors in exchange for services. These shares were valued at $93,880 based on the closing price at the dates of grants.

During the year ended December 31, 2010, the Company issued 2,000,000 shares for a note payable conversion. These shares were valued at $184,547 based upon the note payable conversion agreement and therefore no gain or loss was recorded on conversion.

During the year ended December 31, 2011, the Company issued 3,325,000 shares to vendors in exchange for services. These shares were valued at $156,249 based on the closing price at the dates of grants.

During the year ended December 31, 2011, the Company issued 4,000,000 shares as per a stock subscription agreement entered into on July 11, 2011. Total value of the stock subscription agreement was $200,000 including 525,640 shares included in common stock subscribed.

On July 11, 2011 the Company signed a subscription agreement with an individual to purchase 4,525,640 shares of the Company’s common stock in four (4) installments of $50,000 each, totaling $200,000. As of December 31, 2011 all of the four installments had been received totaling $200,000. The Company has issued 4,000,000 shares of the 4,525,640 that were to be issued. 525,640 shares of common stock are due to the individual for his investment therefore, common stock subscribed is $526 at December 31, 2011. During the year ended December 31, 2012 the Company issued the individual the 525,640 shares due him under the subscription agreement and in accordance with this agreement since the individual was entitled to 4.9% of the outstanding shares of the Company at the date of the final issuance the individual received an additional 374,360 shares of common stock.

- continued -

CONO ITALIANO, INC.

(A DEVELOPMENT STAGE COMPANY)

(A NEVADA CORPORATION)

Keyport, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note H	-	Share Activity - continued

Common Stock

During the year ended December 31, 2011, the Company cancelled 3,280,000 shares returned from vendors for services not performed in the amount of $31,116.

During the year ended December 31, 2011, the Company issued 3,184,000 to prior owners in the amount of $93,520 based on the closing prices at the date of the grant.

During the year ended December 31, 2012, the Company issued 2,000,000 shares for cash received in the amount of $75,000.

During the year ended December 31, 2012, the Company issued 4,100,000 shares to vendors in exchange for services. These shares were valued at $141,000 based on the closing price at the dates of grants.

During the year ended December 31, 2012, the Company issued 998,099 shares to TCA in consideration for the Equity Facility fee. These shares were valued at $52,500 based on the closing document.

During the year ended December 31, 2012, the Company issued 900,000 shares to an investor in fulfillment of a stock subscription agreement.

On January 17, 2013, the Company issued 2,000,000 shares to MSU Canada, (a customer) as a selling incentive. These shares were valued at $60,000 at the date of the grant based on the closing price of the stock on the grant date.

On February 11, 2013, the Company issued 769,078 shares to TCA in exchange for equity financing in the amount of $16,735 as calculated after the nine month evaluation date. The shares were valued when contractually owed and accrued for at December 31, 2012. The related liability was relieved with the issuance.

Note I	-	Employment Contracts

On December 30, 2009 the Company entered into employment agreements with each of the officers serving the Company. The employment agreements contained the following provisions: (i) two-year terms with automatic renewal provisions unless notice is given by either party 30 days prior to renewal; (ii) commitment of a substantial portion of their professional time to the Company, consisting of 75% of their time for Mitchell Brown and 60% of their time for each of Alex Kaminski and Steve Savage; and (iii) and additional customary employment agreement terms and conditions. The officers have agreed that they will not receive any compensation for their services to the Company prior to January 1, 2012. At June 30, 2013 accrued compensation was $337,500. The compensation of the officers has been set as follows:

Annual
Officer	Salary
Mitchell Brown, Chief Executive Officer	$125,000
Alex Kaminski, Chief Financial Officer and Treasurer	$50,000
Steve Savage, Secretary	$50,000

CONO ITALIANO, INC.

(A DEVELOPMENT STAGE COMPANY)

(A NEVADA CORPORATION)

Keyport, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note J	-	Security Agreement

On February 27, 2012, the Company entered into an Equity Agreement with TCA. Pursuant to the terms of the Equity Agreement, for a period of twenty-four (24) months commencing on the date of effectiveness of a Registration Statement, TCA shall commit to purchase up to $1,500,000 of the Company’s common stock, par value $0.001 per share. The purchase price of the Shares under the Equity Agreement is equal to ninety-five percent (95%) of the lowest daily volume weighted average price of the Company’s common stock during the five (5) consecutive trading days after the Company delivers to TCA an Advance notice in writing requiring TCA to advance funds to the Company, subject to the terms of the Equity Agreement. At June 30, 2013, no shares had been purchased.

As further consideration for TCA entering into and structuring the Equity Facility, the Company paid to TCA a fee by issuing to TCA that number of shares of the Company’s common stock that equal a dollar amount of fifty-two thousand and five hundred dollars ($52,500) (the “Facility Fee Shares”). It is the intention of the Company and TCA that the value of the Facility Fee Shares shall equal $52,500. In the event the value of the Facility Fee Shares issued to TCA does not equal $52,500 after a nine month evaluation date, the Equity Agreement provides for an adjustment provision allowing for necessary action (either the issuance of additional shares to TCA or the return of shares previously issued to TCA to the Company’s treasury) to adjust the number of Facility Fee Shares issued. As of December 31, 2012, 998,099 shares of common stock have been issued as consideration for the Equity Facility fee. The nine month analysis concluded that the Company owes TCA 1,317,508 common shares in the amount equal to $32,091. As of June 30, 2013, 769,078 additional shares had been issued. A total of $84,591 is included in Deferred Equity Financing Costs at June 30, 2013 which will be netted against proceeds when shares are purchased pursuant to the Equity Agreement. This was expensed during the quarter ended June 30, 2013 since no funds have been derived from this agreement.

Note K	-	Derivative Liability

The Company evaluated their convertible note agreements pursuant to ASC 815 and ASC 820 and due to there being no minimum or fixed conversion price resulting in an indeterminate number of shares to be issued in the future, the Company determined an embedded derivative existed and ASC 815 applied for their convertible notes with a cumulative balance of $24,876 and $35,592 as of June 30, 2013 and December 31, 2012, respectively. The inputs used in the calculation included the following; volatility rates of 163% and 139% at June 30, 2013 and December 31, 2012, respectively, estimated default rate at 5% increasing by 1% per month to a maximum of 10%, capital raising events would occur with no resets for notes, holder of note would redeem based on availability of alternative financing 1% of time increasing 1% monthly to 20% and the holder would automatically convert the note at maturity if the registration was effective and the company was not in default.

CONO ITALIANO, INC.

(A DEVELOPMENT STAGE COMPANY)

(A NEVADA CORPORATION)

Keyport, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note K	-	Derivative Liability – continued

	Derivative Liability at December 31, 2012	Reclass from equity to derivative liability	Discount on debt with initial valuation		Settled to Additional Paid in Capital	Derivative Balances At June 30, 2013

DT Crystal - Debenture	$2,842	$––	$––	$(2,086)	$––	$756

TCA Global – Debenture	32,750	––	––	(8,630)		24,120

Total	$35,592	$––	$––	$(10,716)	$––	$24,876

Note L	-	Commitments and Contingencies

On November 6, 2009, Cono Italiano (Delaware) entered into a Commitment Letter, pursuant to which, one of the Company’s shareholders, Lara Mac Inc., has agreed to provide financing to Cono Italiano, Inc., with such funds as the Company’s Board of Directors shall deem to be sufficient to maintain the Company’s ordinary course of business operations (the “Commitment Amount”). We may draw on the Commitment Amount in monthly tranches in accordance with our operating requirements as set forth in our business plan. The available Commitment Amount will be reduced by the aggregate cash proceeds received by the Company which are derived from the issuance of any equity securities and Company gross revenues. Draws on the Commitment Amount will be made on terms of unsecured notes, with interest set on each note as of the date of the draw at prime rate plus two percent per annum. The notes will mature and become repayable thirty calendar days after demand.

The Company will give Lara Mac Inc., customary representations and warranties regarding the good standing of our Company and status of progress in respect of our Company business plan prior to each draw on the Commitment Amount, and we will provide certifications and covenants regarding use of proceeds of each draw, which will be in customary forms reasonably requested by Lara Mac Inc., as determined by reference to similar lenders making similar loans to similar companies. Lara Mac Inc. will not be required to make any loans under the Commitment Amount to us if we are unable to make the representations, warranties, certifications or covenants, or if we are in breach of any previously given representations, warranties, certifications or covenants. If we breach any of the notes, the default rate will be 15% per annum and Lara Mac Inc. may seek recourse against our company for repayment of all of the notes. As of June 30, 2013, the agreement was still in effect and no funds have been borrowed.

- continued –

CONO ITALIANO, INC.

(A DEVELOPMENT STAGE COMPANY)

(A NEVADA CORPORATION)

Keyport, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note L	-	Commitments and Contingencies – continued

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

For the six months ended June 30, 2013 and the year ended December 31, 2012 the Company and Interstate have modified the consideration portion of what Interstate will receive. Interstate has agreed to forgo the 70% difference since sales of the product are in the initial phase in order to help the Company promote the product.

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

Note M	-	Fair Value of Financial Instruments

The Company has categorized its assets and liabilities recorded at fair value based upon the fair value hierarchy specified by GAAP. All assets and liabilities are recorded at historical cost which approximates fair value, and therefore, no items were valued according to these inputs.

The levels of fair value hierarchy are as follows:

●	Level 1 inputs utilize unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access;

●	Level 2 inputs utilize other-than-quoted prices that are observable, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs such as interest rates and yield curves that are observable at commonly quoted intervals; and

●	Level 3 inputs are unobservable and are typically based on our own assumptions, including situations where there is little, if any, market activity.

- continued -

CONO ITALIANO, INC.

(A DEVELOPMENT STAGE COMPANY)

(A NEVADA CORPORATION)

Keyport, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note M	-	Fair Value of Financial Instruments - continued

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the Company categorizes such financial asset or liability based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Both observable and unobservable inputs may be used to determine the fair value of positions that are classified within the Level 3 category. All assets and liabilities aside from the derivative assets and liabilities are at cost which approximates fair value and there are not items that were required to be valued on a non-recurring basis.

The following liability was valued at fair value as of June 30, 2013 and December 31, 2012. No other items were valued at fair value on a recurring or non-recurring basis as of June 30, 2013 or December 31, 2012.

June 30, 2013		Fair Value Measurements Using
	Carrying
	Value	Level 1	Level 2	Level 3	Total

Derivative Liabilities	$24,876	$––	$––	$24,876	$24,876

Total		$––	$––	$24,876	$24,876

December 31, 2012		Fair Value Measurements Using
	Carrying
	Value	Level 1	Level 2	Level 3	Total

Derivative Liabilities	$35,592	$––	$––	$35,592	$35,592

Total		$––	$––	$35,592	$35,592

Note N	-	Subsequent Events

Effective July 31, 2013, Cono Italiano, Inc. (the “Company”) entered into an Investment Agreement (the “Investment Agreement”) with KVM Capital Partners (“KVM”), whereby the parties also agreed to enter into a registration rights agreement (the “Registration Rights Agreement”). Pursuant to the terms of the Investment Agreement, for a period of thirty-six (36) months commencing on the trading day immediately following date of effectiveness of the Registration Statement (as defined below), KVM shall commit to purchase up to $1,200,000 of the Company’s common stock, par value $0.001 per share (the “Shares”), pursuant to Puts (as defined below), covering the Registrable Securities (as defined below). The purchase price of the Shares under the Investment Agreement is equal to a twenty-two and one half (22.5%) percent discount to the average of the three lowest closing bids as calculated using the average of the three lowest closing bids during the last seven trading days after the Company delivers to KVM a Put notice in writing requiring KVM to purchase shares of the Company, subject to the terms of the Investment Agreement.

The “Registrable Securities” include (i) the Shares and (ii) any shares of capital stock issued or issuable with respect to the Shares, if any, as a result of any stock split, stock dividend, recapitalization, exchange or similar event or otherwise, which have not been (x) included in the Registration Statement that has been declared effective by the SEC, or (y) sold under circumstances meeting all of the applicable conditions of Rule 144 (or any similar provision then in force) under the Securities Act of 1933, as amended.

As further consideration for KVM entering into and structuring the Investment Agreement, the Company shall pay to KVM a facility fee by issuing to KVM 1,000,000 shares of the Company’s common stock.

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

Results of Operations

For the three months ended June 30, 2013 compared to the three months ended June 30, 2012

Revenues and Profit

In the three month period ended June 30, 2013, Cono Italiano had total revenue of $11,199 compared to total revenue of $61,426 for the same period in 2012. The decline in total revenue is attributable to one of the company’s larger customers going through a reorganization and another large customer’s order was effected then cancelled due to hurricane Sandy.

The Company’s gross profits for the three month period ended June 30, 2013, were $377, which was a decrease from $14,948 for the same period in 2012. The decline in gross profits is attributable to the decrease in revenues.

Expenses

For the three month period ended June 30, 2013, the Company’s selling expenses have been $23,180, compensation expenses have been $56,250, general and administrative expenses have been $122,025, interest expenses were $34,181 and loss on derivative liability was $15,509. This was an increase compared to the same period in 2012, in which selling expenses were $36,000, compensation expenses were $56,250, general and administrative expenses were $100,972, interest expenses were $14,737 and loss on derivative liability was $-0-. This increase is attributable to an increase in interest expense in order to calculate interest at a market rate, an overall increase in general and administrative expenses and an increase in loss on derivative liability.

Net Loss

The net loss for the three month period ended June 30, 2013 was $250,768, which was an increase from $193,011 for the same period in 2012. This increase is attributable to principally the decrease in revenues and increase in above mentioned expenses.

For the six months ended June 30, 2013 compared to the six months ended June 30, 2012

Revenues and Profit

In the six month period ended June 30, 2013, Cono Italiano had total revenue of $26,008 compared to total revenue of $61,426 for the same period in 2012. The decline in total revenue is attributable to customer reorganizations and hurricane Sandy.

The Company’s gross profits for the six month period ended June 30, 2013, were $(2,368), which was a decrease from $14,948 for the same period in 2012. The decline in gross profits is attributable to the decline in revenues.

Expenses

For the six month period ended June 30, 2013, the Company’s selling expenses have been $84,486, compensation expenses have been $112,500, general and administrative expenses have been $185,874, interest expenses were $47,645 and gain on derivative liability was $10,716. This was an increase compared to the same period in 2012, in which selling expenses were $36,000, compensation expenses were $112,500, general and administrative expenses were $159,710, interest expenses were $21,875 and gain on derivative liability was $-0-. This increase is attributable to a $60,000 selling incentive paid to a distributor, miscellaneous general and administrative expenses and an increase to interest expense from using a market interest rate.

Net Loss

The net loss for the six month period ended June 30, 2013 was $422,157, which was an increase from $315,137 for the same period in 2012. This increase is attributable to the decline in revenues, an increase in selling expenses and the increase in general and administrative expenses.

Liquidity and Capital Resources

As of June 30, 2013, the Company did not have and continues to not have sufficient cash on hand to pay present obligations as they become due. In addition, due to current economic conditions and the Company’s related risks and uncertainties, there is no assurance that we will be able to raise additional capital on acceptable terms, if at all, to meet our current obligation over the next 12 months. Because of the foregoing, the Company’s auditors have expressed substantial doubt about our ability to continue as a going concern in their report included in our most recent 10-K.

Net cash used for operating activities for the six months ended June 30, 2013 and 2012, was $30,781 and $86,875, respectively.

As of June 30, 2013, Cono Italiano had $1,781 in cash and cash equivalents, as compared to $30,562 as of December 31, 2012. The main source of the Company’s cash has been loans from our Chief Executive Officer, Mitchell Brown, who is owed $769,317 as of June 30, 2013.

On November 9, 2009, Cono Italiano (Delaware) entered into a Commitment Letter, pursuant to which, one of our shareholders, Lara Mac Inc., has agreed to provide financing to Cono Italiano, Inc., with such funds as the Company’s Board of Directors shall deem to be sufficient to maintain the Company’s ordinary course of business operations (the “Commitment Amount”). Lara Mac is wholly owned by Mitch Brown, our Chief Executive Officer. We may draw on the Commitment Amount in monthly tranches in accordance with our operating requirements as set forth in our business plan. The available Commitment Amount will be reduced by the aggregate cash proceeds received by the Company which are derived from the issuance of any equity securities and Company gross revenues. Draws on the Commitment Amount will be made on terms of unsecured notes, with interest set on each note as of the date of the draw at prime rate plus two percent per annum. The notes will mature and become repayable thirty calendar days after demand. We will give Lara Mac customary representations and warranties regarding the good standing of our Company and status of progress in respect of our Company business plan prior to each draw on the Commitment Amount, and we will provide certifications and covenants regarding use of proceeds of each draw, which will be in customary forms reasonably requested by Lara Mac as determined by reference to similar lenders making similar loans to similar companies. Lara Mac will not be required to make any loans under the Commitment Amount to us if we are unable to make the representations, warranties, certifications or covenants, or if we are in breach of any previously given representations, warranties, certifications or covenants. If we breach any of the notes, the default rate will be 15% per annum and Lara Mac may seek recourse against our company for repayment of all of the notes. As of June 30, 2013, there had been no borrowings under the Commitment Letter.

The following table summarizes total current assets, liabilities and working capital at June 30, 2013, compared to December 31, 2012.

	June 30, 2013 (unaudited)	December 31, 2012 (unaudited)	Increase/ (Decrease)
Current Assets	$25,648	$187,076	$ [161,428]
Current Liabilities	$1,945,743	$1,863,761	$81,982
Working Capital Deficit	$(1,920,095)	$(1,676,685)	$(243,410)

As of June 30, 2013, we had a working capital deficit of $(1,920,095), as compared to a working capital deficit of $(1,660,340) as of December 31, 2012, a decrease of $264,240. Factors contributing to the decrease in this deficit include an increase in accrued compensation – officers in the amount of $112,500, an increase in accounts payable of $22,187, a increase in accrued legal expense of $21,000, a decrease in prepaid expenses of $66,000, a decrease in deferred equity financing costs of $84,591 and a decrease in due from related party of $16,937.

Current Liabilities consists of the following:

	June 30, 2013 Unaudited	December 31, 2012 Unaudited

Accounts payable and credit cards	$157,695	$135,508
Accrued Compensation - Officers	337,500	225,000
Convertible Debentures and Accrued Interest	349,235	292,228
Other Current Liabilities	1,101,313	1,211,025
Total current liabilities	$1,945,743	$1,863,761

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

Accounts Receivable

Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Customer accounts over 90 days old are considered delinquent. The carrying amount of accounts receivable are reduced by an allowance for doubtful accounts that reflects our Company’s best estimate of the amounts that will not be collected. The Company reviews outstanding accounts and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. The Company provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of the individual accounts. Balances that are still outstanding after reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. The Company has assessed accounts receivable and determined that a reserve is necessary and at June 30, 2013 and December 31, 2012, the allowance for doubtful accounts was $2,440 and $2,440, respectively.

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

Customer Concentrations

Three customers accounted for approximately $21,849or 84%, of net sales for the six months ended June 30, 2013. Various other customers accounted for the remaining sales of $4,159 or 16%. All transactions were in United States dollars. There were no transaction gains or losses associated with sales transactions.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

There were no other unregistered sales of the Company’s equity securities during the quarter ended June 30, 2013, other than those previously reported in a Current Report on Form 8-K.

Item 3: Defaults Upon Senior Securities

There were no defaults upon senior securities during the quarter ended June 30, 2013.

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

CONO ITALIANO, INC.
(Registrant)

Dated: November 7, 2013	By:	/s/ Mitchell Brown
	Name:	Mitchell Brown
	Title:	Principal Executive Officer

Dated: November 7, 2013	By:	/s/ Alex J. Kaminski
	Name:	Alex J. Kaminski
	Title:	Principal Financial Officer and Chief Accounting Officer

