Form 10-Q
period 2013-09-30
Cono Italiano, Inc.
filed 2014-04-30
CIK 1307701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2013

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to ____________

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

As of April 14, 2014, there were 148,002,165 shares outstanding of the registrant’s common stock.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CONO ITALIANO, INC.

(A DEVELOPMENT STAGE COMPANY)

(A NEVADA CORPORATION)

Keyport, New Jersey

FINANCIAL REPORTS
AT
September 30, 2013

3

CONO ITALIANO, INC.

(A DEVELOMENT STAGE COMPANY)

(A NEVADA Corporation)

Keyport, New Jersey

TABLE OF CONTENTS

Unaudited Consolidated Balance Sheets at September 30, 2013 and December 31, 2012	F-1

Unaudited Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2013 and 2012 and the Period from Inception (March 2, 2006) Through September 30, 2013	F-2

Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012 and the Period from Inception (March 2, 2006) Through September 30, 2013	F-3

Notes to Unaudited Consolidated Financial Statements	F-4 - F-16

4

CONO ITALIANO, INC.

(A DEVELOPMENT STAGE COMPANY)

(A NEVADA CORPORATION)

Keyport, New Jersey

UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012

ASSETS
Cash and Cash Equivalents	$2,030	$30,562
Accounts Receivable, Net of Allowance for Doubtful Accounts of $-0- and $2,440, respectively	4,480	2,465
Due from Related Party	—	16,937
Prepaid Expenses	—	46,000
Deferred Equity Financing Costs	—	84,591
Deferred Note Payable Issuance Costs - Net of Accumulated Amortization	—	6,521

Total Current Assets	6,510	187,076

Property and Equipment - Net of Accumulated Depreciation of $111,299 and $96,010, respectively	152,249	167,537

Other Assets
Equipment Deposit	20,000	20,000

Total Assets	$178,759	$374,613

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Accounts Payable	$152,989	$135,508
Accrued Expenses	155,141	145,446
Accrued Legal Expense	230,769	199,269
Accrued Interest - Officer	—	59,834
Accrued Compensation - Officers	393,750	225,000
Convertible Notes Payable, Net of Unamortized Discount of $-0- and $2,193, respectively	297,988	295,795
Due to Officer	771,717	767,317
Derivative Liability	20,811	35,592

Total Current Liabilities	2,023,165	1,863,761

Stockholders’ Deficit
Common Stock - $.001 Par; 150,000,000 Shares Authorized, 110,002,165 and 107,233,087 Shares Issued and Outstanding	110,002	107,233
Additional Paid-In-Capital	1,595,707	1,406,125
Deficit Accumulated During Development Stage	(3,550,115)	(3,002,506)

Total Stockholders’ Deficit	(1,844,406)	(1,489,148)

Total Liabilities and Stockholders’ Deficit	$178,759	$374,613

 The accompanying notes are an integral part of these financial statements.

CONO ITALIANO, INC.

(A DEVELOPMENT STAGE COMPANY)

(A NEVADA CORPORATION)

Keyport, New Jersey

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

					Period From
					Date of Inception
	For the Three Months Ended		For the Nine Months Ended		(March 2, 2006)
	September 30,		September 30,		Through
	2013	2012	2013	2012	September 30, 2013

Sales	$3,964	$45,106	$29,972	$106,532	$186,951

Impairment of Inventory	15,850	—	15,850	—	15,850
Cost of Sales	1,582	67,904	29,958	114,382	156,994

Gross Profit (Loss)	(13,468)	(22,798)	(15,836)	(7,850)	14,107

Expenses
Selling and Direct	730	14,659	85,216	54,061	597,423
Compensation Expense	56,250	56,250	168,750	168,750	813,755
General and Administrative	33,483	54,717	219,357	211,024	1,810,746
Interest Expense	25,586	14,139	73,231	36,014	191,445
Loss on Impairment of License Right	—	—	—	—	130,505
Loss (Gain) on Derivative Liability	(4,065)	—	(14,781)	—	20,812
Gain on Disposal of Assets	—	—	—	—	(464)

Total Expenses	111,984	139,765	531,773	469,849	3,564,222

Net Loss for the Period	$(125,452)	$(162,563)	$(547,609)	$(477,699)	$(3,550,115)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	110,002,165	102,833,087	109,769,446	101,770,048

 The accompanying notes are an integral part of these financial statements.

CONO ITALIANO, INC.

(A DEVELOPMENT STAGE COMPANY)

(A NEVADA CORPORATION)

Keyport, New Jersey

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period From
			Date of Inception
			(March 2, 2006)
			Through
For the Nine Months Ended September 30,	2013	2012	September 30, 2013

Cash Flows from Operating Activities

Net Loss for the Period	$(547,609)	$(477,699)	$(3,550,115)

Adjustments to Reconcile Net Loss for the Period to Net Cash Flows Used in Operating Activities:
Amortization of Deferred Note Payable Issuance Costs	6,521	22,823	58,619
Amortization of Debt Discount	2,193	7,674	13,156
Bad Debt Expense	16,937	—	19,377
Depreciation	15,288	43,530	125,512
Amortization of Deferred Equity Financing Costs	84,591	—	84,591
Common Stock Issued in Exchange for Services	60,000	36,000	1,001,823
Expense to Prior Owners	—	—	350,520
Impairment of Inventory	15,850	—	15,850
Imputed Interest on Officer’s Loan	51,866	—	51,866
Loss on Impairment of License Right	—	—	130,505
Gain on Disposal of Assets	—	—	(464)
Loss (Gain) on Derivative Liability	(14,781)	—	20,811
Common Stock Issued in Lieu of Rent Expense	—	—	36,000
Changes in Assets and Liabilities:
Accounts Receivable	(2,015)	(18,522)	(6,920)
Prepaid Expenses	46,000	—	27,328
Packaging Inventory	(15,850)	—	(15,850)
Accounts Payable	17,481	32,821	(6,977)
Accrued Expenses	11,173	6,007	80,288
Accrued Compensation - Officers	172,666	168,750	397,666
Accrued Legal Expense	31,500	13,301	168,605
Accrued Interest	15,257	27,879	121,880
Deferred Revenues	—	—	75,818

Net Cash Flows Used In Operating Activities	(32,932)	(137,436)	(800,111)

Cash Flows from Investing Activities
Proceeds from Sale of Asset	—	—	5,000
Acquisition of Cash in Reorganization	—	—	916
Purchase of Property and Equipment	—	(83,259)	(267,300)

Net Cash Flows Used In Investing Activities	—	(83,259)	(261,384)

Cash Flows from Financing Activities
Bank Overdraft	—	(3,348)	—
Cash Proceeds from Issuance of Debt	—	27,698	250,000
Repayment of Debt	—	(13,780)	—
Cash Proceeds from Convertible Note Payable	—	250,000	27,698
Cash Paid for Deferred Equity Financing Costs	—	—	(27,698)
Cash Paid for Issuance of Deferred Note Payable	—	(34,125)	(34,125)
Cash Proceeds from Sale of Stock	—	75,000	339,870
Cash Received (Paid to) from Related Party - Net	—	(30,000)	48,063
Due to Officer - Net	4,400	42,342	459,717

Net Cash Flows Used In Financing Activities	4,400	313,787	1,063,525

Net Change in Cash and Cash Equivalents	(28,532)	93,092	2,030

Cash and Cash Equivalents - Beginning of Period	30,562	—	—

Cash and Cash Equivalents - End of Period	$2,030	$93,092	$2,030

Supplemental Non-Cash Investing and Financing Activities:
Acquisition of Accounts Payable in Reorganization	$—	$—	$210,132
Acquisition of Notes Payable in Reorganization	$—	$—	$47,988
Accrued Interest Forgiven by Officer	$63,750	$—	$63,750
Common Stock Issued to Relieve Stock Payable Liability	$16,735	$—	$16,735
Deemed Distribution	$—	$—	$312,000
Expenses Paid by Related Party	$—	$5,000	$5,000
Common Stock Issued (Retired) for Prepaid Expenses	$—	$—	$105,828
Common Stock Issued to Relieve Accounts Payable	$—	$—	$3,500
Common Stock Issued for Note Payable Conversion	$—	$—	$202,547
Common Stock Issued for Related Party Payable	$—	$—	$70,000

Cash Paid During the Period for:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

 The accompanying notes are an integral part of these financial statements.

CONO ITALIANO, INC.

(A DEVELOPMENT STAGE COMPANY)

(A NEVADA CORPORATION)

Keyport, New Jersey

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

- continued -

CONO ITALIANO, INC.

(A DEVELOPMENT STAGE COMPANY)

(A NEVADA CORPORATION)

Keyport, New Jersey

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

- continued -

CONO ITALIANO, INC.

(A DEVELOPMENT STAGE COMPANY)

(A NEVADA CORPORATION)

Keyport, New Jersey

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Inventory

Inventory is stated at the lower of cost or market, using the first-in, first-out method. During the period ended September 30, 2013 the company recognized an impairment charge of $15,850 for obsolete inventory.

Derivative Instruments

All derivatives have been recorded on the balance sheet at fair value based on the lattice model calculation. These derivatives, which have reset provisions to the conversion price based on market prices for our stock, are separately valued and accounted for on the Company’s balance sheet. Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

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

CONO ITALIANO, INC.

(A DEVELOPMENT STAGE COMPANY)

(A NEVADA CORPORATION)

Keyport, New Jersey

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The advances are non-interest bearing and is due upon demand. Due from related party consists of the following:

	September 30, 2013	December 31, 2012

Edesia Emprise, LLC	$––	$16,937

Due to Officer

Certain disbursements of the Company have been paid by an officer of the Company. The balance at September 30, 2013 and December 31, 2012 was $771,717 and $767,317 respectively. There are no established repayment terms. Interest expense for the nine month periods ended September 30, 2013 and 2012 was $55,782 and $5,694. Since there is no formal agreement on repaying interest, interest has been imputed to Additional Paid in Capital. From December 31, 2009 through September 30, 2013, interest was calculated at the Applicable Federal Rate (AFR) raning from 0.95% to 2.69%. Due to the AFR rate being considerably lower than the current market rate, the Company imputed interst at 9% in the amount of $51,866 through September 30, 2013 which was credited to Addiational Paid in Capital. At September 30, 2013, the officer of the Company has forgiven all accrued interest computed through September 30, 2013, in the amount of $63,750.

CONO ITALIANO, INC.

(A DEVELOPMENT STAGE COMPANY)

(A NEVADA CORPORATION)

Keyport, New Jersey

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note E - Accrued Legal Expense

Accrued legal expense consists of legal services rendered to the Company in the ordinary course of business including SEC filings and the reverse merger. Accrued legal expense at September 30, 2013 and December 31, 2012 was $230,769 and $199,269, respectively.

Note F - Convertible Notes Payable

The Company had convertible debentures outstanding as follows:

September 30, 2013	Outstanding Balance of Convertible Debenture	Unamortized Discount	Net of Principal and Unamortized Discount

DT Crystal - Debenture	$47,988	$––	$47,988
TCA Global – Debenture	250,000	––	250,000

Total Convertible Debentures	$297,988	$––	$297,988

December 31, 2012	Outstanding Balance of Convertible Debenture	Unamortized Discount	Net of Principal and Unamortized Discount

DT Crystal - Debenture	$47,988	$––	$47,988
TCA Global – Debenture	250,000	2,193	247,807

Total Convertible Debentures	$297,988	$2,193	$295,795

On September 30, 2009, the Company entered into a note payable with DT Crystal Limited accruing interest at prime plus 3% annually which is due upon demand. The note is convertible at option of the holder into restricted stock of Cono (Nevada) based on the average bid closing price of the Company’s shares for 30 days before conversion, minus a 15% discount. At September 30, 2013 and December 31, 2012 accrued interest payable to DT Crystal was $11,997 and $19,240, respectively. The variable conversion price of this note agreement resulted in an embedded derivative liability.

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

- continued -

CONO ITALIANO, INC.

(A DEVELOPMENT STAGE COMPANY)

(A NEVADA CORPORATION)

Keyport, New Jersey

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The above Convertible Note contains an embedded derivative liability feature recorded as a debt discount in the amount of $13,157 which was expensed to interest expense over the term of the note. For the year ended December 31, 2012, $10,963 was expensed to interest expense resulting in a remaining debt discount of $2,193 which was expensed during the three months ended March 31, 2013. The note value, net of debt discount, was $250,000 at September 30, 2013. Accrued interest at September 30, 2013 and December 31, 2012 was $47,500 and $25,000, respectively.

As of the date of this report, the Company has not paid TCA the principal and accrued interest that was due on their convertible note on February 27, 2013. Due to circumstances surrounding the financing, the Company is in negotiations to fulfill their obligation.

Note G - Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations. As a result, there is an accumulated deficit of $3,550,115 at September 30, 2013.

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

On January 14, 2008, Cono, LLC was sold to Cono, Inc. (Delaware) for the total consideration of $426,000. In exchange for the 100% interest in Cono, LLC, the sole member of the LLC received 6,000,000 shares of Cono, Inc. (Delaware) valued at $114,000 and was issued a promissory note for $312,000. Mitchell Brown is also a principal stockholder in Cono Inc. (Delaware)

The transaction was accounted for as a recapitalization of Cono, Inc. and Cono LLC as both companies were under common control. As such, the assets and liabilities of Cono LLC were carried over to Cono, Inc. (Delaware) at the historical carrying values.

CONO ITALIANO, INC.

(A DEVELOPMENT STAGE COMPANY)

(A NEVADA CORPORATION)

Keyport, New Jersey

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note H - Share Activity - continued

Common Stock

At the time of the sale of Cono, LLC to Cono, Inc. (Delaware), Cono, LLC had a tangible net book value of $114,700. Since the assets and liabilities of Cono, LLC were recorded at their historical carrying amounts after the merger and recapitalization, the excess of the consideration paid of $426,000 over the carrying value of $114,700 had been recorded as a distribution to the stockholder.

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

On November 12, 2009 Cono Inc. (Delaware) entered into a share exchange agreement whereby Cono Inc. (Delaware) would exchange all of its common stock for the stock of Tiger Renewable Energy, Inc. (TRE) (a shell company) on a share of share basis. Prior to entering into the share exchange agreement, the principal stockholder of Cono Inc. (Delaware) became a stockholder of TRE, either through direct ownership or through an entity in which he controlled, effectively gaining control of TRE, and on August 10, 2009, TRE changed its name to Conon Italiano, Inc., a Nevada corporation. As an inducement for Cono (Delaware) to enter the share exchange agreement, TRE’s largest shareholder has agreed to the cancellation of 242,557 shares of Cono (Nevada) stock.

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

CONO ITALIANO, INC.

(A DEVELOPMENT STAGE COMPANY)

(A NEVADA CORPORATION)

Keyport, New Jersey

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note H - Share Activity - continued

Common Stock

During the year ended December 31, 2009, the Company issued 10,000 shares to a vendor in exchange for services rendered to Tiger Renewable Energy and whose payables were assumed in the share exchange. These shares were valued at $3,500 based upon the amount due to the vendor.

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

- continued -

CONO ITALIANO, INC.

(A DEVELOPMENT STAGE COMPANY)

(A NEVADA CORPORATION)

Keyport, New Jersey

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

On January 17, 2013, the Company issued 2,000,000 shares to MSU Canada, (a customer) as a selling incentive. These shares were valued at $60,000 at the date of the grant.

On February 11, 2013, the Company issued 769,078 shares to TCA in exchange for equity financing in the amount of $16,735 as calculated after the nine month evaluation date. The shares were valued when contractually owed and accrued for at December 31, 2012. The related liability was relieved with the issuance.

Note I - Employment Contracts

On December 30, 2009 the Company entered into employment agreements with each of the officers serving the Company. The employment agreements contained the following provisions: (i) two-year terms with automatic renewal provisions unless notice is given by either party 30 days prior to renewal; (ii) commitment of a substantial portion of their professional time to the Company, consisting of 75% of their time for Mitchell Brown and 60% of their time for each of Alex Kaminski and Steve Savage; and (iii) and additional customary employment agreement terms and conditions. The officers have agreed that they will not receive any compensation for their services to the Company prior to January 1, 2012. At September 30, 2013 accrued compensation was $393,750. The compensation of the officers has been set as follows:

Officer	Annual Salary
Mitchell Brown, Chief Executive Officer	$125,000
Alex Kaminski, Chief Financial Officer and Treasurer	$50,000
Steve Savage, Secretary	$50,000

CONO ITALIANO, INC.

(A DEVELOPMENT STAGE COMPANY)

(A NEVADA CORPORATION)

Keyport, New Jersey

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note J - Security Agreement

On February 27, 2012, the Company entered into an Equity Agreement with TCA. Pursuant to the terms of the Equity Agreement, for a period of twenty-four (24) months commencing on the date of effectiveness of a Registration Statement, TCA shall commit to purchase up to $1,500,000 of the Company’s common stock, par value $0.001 per share. The purchase price of the Shares under the Equity Agreement is equal to ninety-five percent (95%) of the lowest daily volume weighted average price of the Company’s common stock during the five (5) consecutive trading days after the Company delivers to TCA an Advance notice in writing requiring TCA to advance funds to the Company, subject to the terms of the Equity Agreement. At September 30, 2013, no shares had been purchased.

As further consideration for TCA entering into and structuring the Equity Facility, the Company paid to TCA a fee by issuing to TCA that number of shares of the Company’s common stock that equal a dollar amount of fifty-two thousand and five hundred dollars ($52,500) (the “Facility Fee Shares”). It is the intention of the Company and TCA that the value of the Facility Fee Shares shall equal $52,500. In the event the value of the Facility Fee Shares issued to TCA does not equal $52,500 after a nine month evaluation date, the Equity Agreement provides for an adjustment provision allowing for necessary action (either the issuance of additional shares to TCA or the return of shares previously issued to TCA to the Company’s treasury) to adjust the number of Facility Fee Shares issued. As of December 31, 2012, 998,099 shares of common stock have been issued as consideration for the Equity Facility fee. The nine month analysis concluded that the Company owes TCA 1,317,508 common shares in the amount equal to $32,091. As of September 30, 2013, 769,078 additional shares had been issued. A total of $84,591 is included in Deferred Equity Financing Costs at December 31, 2012 which will be netted against proceeds when shares are purchased pursuant to the Equity Agreement. This was expensed during the quarter ended June 30, 2013 since no funds have been derived from this agreement.

Note K - Derivative Liability

The Company evaluated their convertible note agreements pursuant to ASC 815 and ASC 820 and due to there being no minimum or fixed conversion price, this results in an indeterminate number of shares to be issued in the future, the Company determined an embedded derivative existed and ASC 815 applied for their convertible notes with a cumulative balance of $20,811 and $35,592 as of September 30, 2013 and December 31, 2012, respectively. The inputs used in the calculation included the following: volatility rates of 163% and 139% at September 30, 2013 and December 31, 2012, respectively, estimated default rate at 5% increasing by 1% per month to a maximum of 10%, capital raising events would occur with no resets for notes, holder of note would redeem based on availability of alternative financing 1% of time increasing 1% monthly to 20% and the holder would automatically convert the note at maturity if the registration was effective and the company was not in default.

- continued -

CONO ITALIANO, INC.

(A DEVELOPMENT STAGE COMPANY)

(A NEVADA CORPORATION)

Keyport, New Jersey

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note K - Derivative Liability - continued

	Derivative Liability at December 31, 2012	Reclass from equity to derivative liability	Discount on debt with initial valuation	(Gain) Loss on Derivative for the Period Ended September 30, 2013	Settled to Additional Paid in Capital	Derivative Balances At September 30, 2013

DT Crystal - Debenture	$2,842	$––	$––	$(1,378)	$––	$1,464

TCA Global – Debenture	32,750	––	––	(13,403)		19,347

Total	$35,592	$––	$––	$(14,781)	$––	$20,811

Note L - Commitments and Contigencies

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

The Company will give Lara Mac Inc., customary representations and warranties regarding the good standing of our Company and status of progress in respect of our Company business plan prior to each draw on the Commitment Amount, and we will provide certifications and covenants regarding use of proceeds of each draw, which will be in customary forms reasonably requested by Lara Mac Inc., as determined by reference to similar lenders making similar loans to similar companies. Lara Mac Inc. will not be required to make any loans under the Commitment Amount to us if we are unable to make the representations, warranties, certifications or covenants, or if we are in breach of any previously given representations, warranties, certifications or covenants. If we breach any of the notes, the default rate will be 15% per annum and Lara Mac Inc. may seek recourse against our company for repayment of all of the notes. As of September 30, 2013, the agreement was still in effect and no funds have been borrowed.

- continued -

CONO ITALIANO, INC.

(A DEVELOPMENT STAGE COMPANY)

(A NEVADA CORPORATION)

Keyport, New Jersey

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note L - Commitments and Contigencies - continued

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

For the nine months ended September 30, 2013 and the year ended December 31, 2012 the Company and Interstate have modified the consideration portion of what Interstate will receive. Interstate has agreed to forgo the 70% difference since sales of the product are in the initial phase in order to help the Company promote the product.

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

- continued -

CONO ITALIANO, INC.

(A DEVELOPMENT STAGE COMPANY)

(A NEVADA CORPORATION)

Keyport, New Jersey

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note M - Fair Value – continued

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

Both observable and unobservable inputs may be used to determine the fair value of positions that are classified within the Level 3 category. All assets and liabilities are at cost which approximates fair value and there are not items that were required to be valued on a non-recurring basis.

The following liability was valued at fair value as of September 30, 2013 and December 31, 2012. No other items were valued at fair value on a recurring or non-recurring basis as of September 30, 2013 or December 31, 2012.

September 30, 2013		Fair Value Measurements Using
	Carrying Value	Level 1	Level 2	Level 3	Total

Derivative Liabilities	$20,811	$––	$––	$20,811	$20,811

Total		$––	$––	$20,811	$20,811

December 31, 2012		Fair Value Measurements Using
	Carrying Value	Level 1	Level 2	Level 3	Total

Derivative Liabilities	$35,592	$––	$––	$35,592	$35,592

Total		$––	$––	$35,592	$35,592

Note N - Subsequent Events

On February 4, 2014 the Company approved increasing common stock from 150,000,000 to 500,000,000 authorized shares. The Company also approved the authorization of up to 20,000,000 “blank check” preferred stock of the Company with $0.001 par value.

Subsequent to September 30, 2013, the Company issued 38,000,000 shares of common stock bringing the total outstanding common stock to 148,002,165. The 38,000,000 shares issued consisted of 31,000,000 and 7,000,000 shares issued respectively to Mitch Brown and Alex Kaminski officers of the Company for their services rendered.

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

Results of Operations

For the three months ended September 30, 2013 compared to the three months ended September 30, 2012

Revenues and Profit

In the three month period ended September 30, 2013, Cono Italiano had total revenue of $3,964, compared to total revenue of $45,106 for the same period in 2012. The decline in total revenue is attributable to one of the company’s larger customers going through a reorganization.

The Company’s gross loss for the three month period ended September 30, 2013, was (13,468), which was a decrease from $(22,798) for the same period in 2012. The decrease in gross loss is attributable to start up material and packaging costs of $-0- for the three months ended September 30, 2013 compared to 19,011 for the same period in 2012.

Expenses

For the three month period ended September 30, 2013, the Company’s selling expenses have been $730, compensation expenses have been $56,250, general and administrative expenses have been $33,483, interest expenses were $25,586 and gain on derivative liability was $(4,065). This was a decrease compared to the same period in 2012, in which selling expenses were $14,659, compensation expenses were $56,250, general and administrative expenses were $54,717, interest expenses were $14,139 and gain on derivative liability was $-0-. This decrease is attributable to a decrease in design packaging of $13,000 within selling expenses, and a decrease in professional fees by $9,005 and an increase in interest expense due to using a more current market rate.

Net Loss

The net loss for the three month period ended September 30, 2013 was 125,452, which was a decrease from a net loss of $162,563 for the same period in 2012. This decrease is attributable to a decrease in selling expenses, general and administrative expenses and an increase in interest expense.

For the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

Revenues and Profit

In the nine month period ended September 30, 2013, Cono Italiano had total revenue of $29,972 compared to total revenue of $106,532 for the same period in 2012. The decline in total revenue is attributable to customer reorganizations.

The Company’s gross loss for the nine month period ended September 30, 2013, were (15,836), which was an increase from the Company’s gross loss of $(7,850) for the same period in 2012. The increase in gross loss is attributable to the impairment of packaging inventory in 2013 in the amount of $15,850.

Expenses

For the nine month period ended September 30, 2013, the Company’s selling expenses have been $85,216, compensation expenses have been $168,750, general and administrative expenses have been $219,357, interest expenses were $73,231 and gain on derivative liability was $(14,781). This was an increase compared to the same period in 2012, in which selling expenses were $54,061, compensation expenses were $168,750, general and administrative expenses were $211,024, interest expenses were $36,014 and gain on derivative liability was $-0-. This increase is attributable to a $60,000 selling incentive paid to a distributor, miscellaneous general and administrative expenses and an increase to interest expense from using a market interest rate.

Net Loss

The net loss for the nine month period ended September 30, 2013 was $547,609, which was an increase from $477,699 for the same period in 2012. This increase is attributable to the decline in revenues, an increase in selling expenses, the increase in general and administrative expenses and an increase to interest expense.

Liquidity and Capital Resources

As of September 30, 2013, the Company did not have and continues to not have sufficient cash on hand to pay present obligations as they become due. In addition, due to current economic conditions and the Company’s related risks and uncertainties, there is no assurance that we will be able to raise additional capital on acceptable terms, if at all, to meet our current obligation over the next 12 months. Because of the foregoing, the Company’s auditors have expressed substantial doubt about our ability to continue as a going concern in their report included in our most recent 10-K.

Net cash used for operating activities for the nine months ended September 30, 2013 and 2012, was $32,932 and $137,436, respectively.

As of September 30, 2013, Cono Italiano had $2,030 in cash and cash equivalents, as compared to $30,562 as of December 31, 2012. The main source of the Company’s cash has been loans from our Chief Executive Officer, Mitchell Brown, who is owed $771,717 as of September 30, 2013.

On November 9, 2009, Cono Italiano (Delaware) entered into a Commitment Letter, pursuant to which, one of our shareholders, Lara Mac has agreed to provide financing to Cono Italiano, Inc., with such funds as the Company’s Board of Directors shall deem to be sufficient to maintain the Company’s ordinary course of business operations (the “Commitment Amount”). Lara Mac is wholly owned by Mitch Brown, our Chief Executive Officer. We may draw on the Commitment Amount in monthly tranches in accordance with our operating requirements as set forth in our business plan. The available Commitment Amount will be reduced by the aggregate cash proceeds received by the Company which are derived from the issuance of any equity securities and Company gross revenues. Draws on the Commitment Amount will be made on terms of unsecured notes, with interest set on each note as of the date of the draw at prime rate plus two percent per annum. The notes will mature and become repayable thirty calendar days after demand. We will give Lara Mac customary representations and warranties regarding the good standing of our Company and status of progress in respect of our Company business plan prior to each draw on the Commitment Amount, and we will provide certifications and covenants regarding use of proceeds of each draw, which will be in customary forms reasonably requested by Lara Mac as determined by reference to similar lenders making similar loans to similar companies. Lara Mac will not be required to make any loans under the Commitment Amount to us if we are unable to make the representations, warranties, certifications or covenants, or if we are in breach of any previously given representations, warranties, certifications or covenants. If we breach any of the notes, the default rate will be 15% per annum and Lara Mac may seek recourse against our company for repayment of all of the notes. As of September 30, 2013, there had been no borrowings under the Commitment Letter.

The following table summarizes total current assets, liabilities and working capital at September 30, 2013, compared to December 31, 2012.

			Increase/
	September 30, 2013	December 31, 2012	(Decrease)
	(unaudited)
Current Assets	$6,510	$187,076	$(180,566)
Current Liabilities	$2,023,165	$1,863,761	$159,404
Working Capital Deficit	$(2,016,655)	$(1,676,685)	$(339,970)

As of September 30, 2013, we had a working capital deficit of $(2,016,655), as compared to a working capital deficit of $(1,676,685) as of December 31, 2012, an increase of $339,970. Factors contributing to the increase in this deficit include an increase in accrued compensation – officers in the amount of $168,750, an increase in accounts payable of $17,481 an increase in accrued legal expense of $31,500 a decrease in prepaid expenses of $46,000, a decrease in deferred equity financing costs of $84,591 and a decrease in due from related party of $16,937.

Current Liabilities consists of the following:

	September 30, 2013	December 31, 2012
	Unaudited

Accounts payable and credit cards	$152,989	$135,508
Accrued Compensation - Officers	393,750	225,000
Convertible Debentures and Accrued Interest	297,988	295,795
Other Current Liabilities	1,178,438	1,207,458
Total current liabilities	$2,023,165	$1,863,761

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

Accounts Receivable

Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Customer accounts over 90 days old are considered delinquent. The carrying amount of accounts receivable are reduced by an allowance for doubtful accounts that reflects our Company’s best estimate of the amounts that will not be collected. The Company reviews outstanding accounts and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. The Company provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of the individual accounts. Balances that are still outstanding after reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. The Company has assessed accounts receivable and determined that a reserve is necessary and at September 30, 2013 and December 31, 2012, the allowance for doubtful accounts was -0- and $2,440, respectively.

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

Customer Concentrations

Three (3) customers accounted for approximately $28,473 or 95%, of net sales for the nine months ended September 30, 2013. Various other customers accounted for the remaining sales of $1,499 or 5%. All transactions were in United States dollars. There were no transaction gains or losses associated with sales transactions.

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

Item 4: Controls and Procedures.

Pursuant to Rule 13a- 15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s PEO and PFO concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure. Further, the Company’s PEO and PFO concluded that the Company lacks proper segregation of duties and that the Company has a material weakness in providing GAAP-compliant financial statements and disclosures without external assistance.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

There were no other unregistered sales of the Company’s equity securities during the quarter ended September 30, 2013, other than those previously reported in a Current Report on Form 8-K.

Item 3: Defaults Upon Senior Securities

There were no defaults upon senior securities during the quarter ended September 30, 2013.

Item 4: Mining Safety Disclosures.

Not applicable.

Item 5: Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6: Exhibits.

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

CONO ITALIANO, INC.
(Registrant)

Dated: April 30, 2014
	By:	/s/ Mitchell Brown
	Name:	Mitchell Brown
	Title:	Principal Executive Officer

Dated: April 30, 2014
	By:	/s/ Alex J. Kaminski
	Name:	Alex J. Kaminski
	Title:	Principal Financial Officer and Chief Accounting Officer

